Form 10-Q
period 1998-06-30
AQUA CHEM INC
filed 1998-08-10
CIK 6992

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1998

                           OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                        Commission file number __________

                                 AQUA-CHEM, INC.
             (Exact name of Registrant as specified in its charter)

             DELAWARE                                39-1900496
  (State or Other Jurisdiction of                 (I.R.S. Employer
  Incorporation or Organization)                 Identification No.)

                             7800 NORTH 113TH STREET
                                  P.O. BOX 421
                              MILWAUKEE, WISCONSIN
                    (Address of Principal Executive Offices)

                                      53201
                                   (Zip Code)

                                 (414) 359-0600
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                         Outstanding at August 7, 1998
    --------------------------------     --------------------------------------
    Common Stock, $.01 par value                        1,000,000

                                    INDEX TO
                          QUARTERLY REPORT ON FORM 10-Q
                                       OF
                                 AQUA-CHEM, INC.


                                                                   Page No.
Part I.   FINANCIAL INFORMATION

          Item 1 - Financial Statements (Unaudited)                   3

            Consolidated Condensed Statements of Operations -
            Three and six months ended June 30, 1998
            and 1997                                                  4

            Consolidated Condensed Balance Sheets -
            June 30, 1998 and December 31, 1997                       5

            Consolidated Condensed Statements of Cash Flows -
            Six months ended June 30, 1998 and 1997                   6

            Notes to Consolidated Condensed Financial
            Statements                                                7

          Item 2 - Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                                     10


Part II: OTHER INFORMATION

          Item 5 - Other Information                                 13

          Item 6 - Exhibits and Reports on Form 8-K                  15

Signature Page                                                       16

Exhibit Index                                                        17

                                     PART I

                              FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                 AQUA-CHEM, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS; EXCEPT PER SHARE DATA)



                                                     Three Months Ended June 30,                    Six Months Ended June 30,
                                              -----------------------------------------   ------------------------------------------
                                                Post-acquisition      Pre-acquisition       Post-acquisition       Pre-acquisition
                                              Basis of Accounting   Basis of Accounting   Basis of Accounting    Basis of Accounting
                                                     1998                  1997                  1998                   1997
                                              -------------------   -------------------   -------------------    -------------------
Net sales                                     $     39,416        | $        48,239       $       76,222       | $           83,211
Cost of goods sold                                  28,408        |          35,811               55,930       |             62,087
                                              ------------        | ---------------       --------------       | ------------------
     Gross margin                                   11,008        |          12,428               20,292       |             21,124
Costs and expenses:                                               |                                            |
     Selling, general and administrative             8,536        |           9,642               17,446       |             18,069
     Restructuring charges                           4,720        |              --                4,720       |                 --
                                              ------------        | ---------------       --------------       | ------------------
                                                    13,256        |           9,642               22,166       |             18,069
                                              ------------        | ---------------       --------------       | ------------------
Operating income (loss)                             (2,248)       |           2,786               (1,874)      |              3,055
Other income (expense):                                           |                                            |
     Interest income                                    61        |             206                  209       |                390
     Interest expense                               (1,541)       |            (290)              (3,004)      |               (597)
     Other, net                                         95        |               6                   26       |                 22
                                              ------------        | ---------------       --------------       | ------------------
                                                    (1,385)       |             (78)              (2,769)      |               (185)
Income (loss) before income taxes, minority                       |                                            |
  interest, and extraordinary item                  (3,633)       |           2,708               (4,643)      |              2,870
Income tax expense (benefit)                        (1,111)       |             446               (1,448)      |                494
Minority interest in earnings of                                  |                                            |
   consolidated subsidiary                              64        |              81                  136       |                136
                                              ------------        | ---------------       --------------       | ------------------
Net income (loss) before extraordinary item         (2,586)       |           2,181               (3,331)      |              2,240
Extraordinary item, net of tax benefit of $840       1,260        |              --                1,260       |                 --
                                              ------------        | ---------------       --------------       | ------------------
     Net income (loss)                        $     (3,846)       | $         2,181       $       (4,591)      | $            2,240
Preferred stock dividends                             (155)       |              --                 (310)      |                 --
                                              ------------        | ---------------       --------------       | ------------------
     Net income (loss) applicable to common   $     (4,001)       | $         2,181       $       (4,901)      | $            2,240
                                              ============        | ===============       ==============       | ==================
                                                                  |                                            |
Other comprehensive income (loss), net of tax                     |                                            |
    Cumulative translation adjustment                 (109)       |             (80)                 (84)      |               (209)
                                              ------------        | ---------------       --------------       | ------------------
    Other comprehensive (loss)                        (109)       |             (80)                 (84)      |               (209)
                                              ------------        | ---------------       --------------       | ------------------
      Comprehensive income (loss)             $     (3,955)       |          $2,101       $       (4,675)      |             $2,031
                                              ------------        | ---------------       --------------       | ------------------
PER SHARE DATA:                                                   |                                            |
Basic net (loss) per share of common stock    $      (4.00)       |          N.A.         $        (4.90)      |            N.A.
Diluted net (loss) per share of common stock  $      (4.00)       |          N.A.                  (4.90)      |            N.A.

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                 AQUA-CHEM, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS; EXCEPT PER SHARE DATA)


                                                                           JUNE 30,        DECEMBER 31,
                                                                             1998              1997
                                                                        --------------    ---------
ASSETS
Current assets:
    Cash and cash equivalents                                             $   9,300         $ 11,936
    Accounts receivable, less allowances of $1,331 at June 30,
    1998 and $638 at December 31, 1997                                       36,590           33,332
    Revenues in excess of billings                                            2,834            5,068
    Inventories                                                              33,443           20,814
    Deferred income taxes                                                     3,903            4,237
    Prepaid expenses and other current assets                                 3,263            1,093
                                                                          ---------         --------
         Total current assets                                                89,333           76,480
Property, plant and equipment - net                                          38,439           31,555
Intangible assets, less accumulated amortization of $444 at
    June 30, 1998 and $273 at December 31, 1997                              38,792           10,147
Deferred income taxes                                                         1,640            2,086
Other assets                                                                  7,530            4,366
                                                                          ---------         --------
    TOTAL ASSETS                                                          $ 175,734         $124,661
                                                                          =========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities on long-term debt                                  $      --         $  1,055
    Accounts payable
       Trade                                                                  9,057           10,685
       Other                                                                  4,839            5,324
    Billings in excess of revenues                                            4,671            5,654
    Compensation and profit sharing                                           2,998            5,318
    Accrued litigation settlements                                            1,575            3,200
    Accrued expenses                                                         19,359           17,624
                                                                          ---------         --------
         Total current liabilities                                           42,499           48,860
Long-term debt                                                              125,000           58,636
Other long-term liabilities                                                   4,642            5,573
                                                                          ---------         --------
     Total other liabilities                                                129,642           64,209
Minority interest                                                               500              589
Preferred stock with mandatory redemption provisions                          4,704            7,365
Stockholders' equity:
    Common stock, $.01 par value. Authorized 2,000,000 shares;
       issued and outstanding 1,000,000 shares at June 30, 1998
       and December 31, 1997                                                     10               10
    Additional paid-in capital                                                   90               90
    Retained earnings                                                        (2,151)           3,049
    Warrants                                                                    468              433
    Cumulative translation adjustment                                           (28)              56
                                                                          ---------         --------
         Total stockholders' equity (deficit)                                (1,611)           3,638
                                                                          ---------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 175,734         $124,661
                                                                          =========         ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                 AQUA-CHEM, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                     POST-ACQUISITION      PRE-ACQUISITION
                                                                   BASIS OF ACCOUNTING   BASIS OF ACCOUNTING
                                                                       SIX MONTHS           SIX MONTHS
                                                                          ENDED                 ENDED
                                                                      JUNE 30, 1998         JUNE 30, 1997
                                                                      -------------         -------------
                                                                                       |
Cash flows from operating activities:                                                  |
  Net income (loss)                                                    $  (4,591)      |    $   2,240
  Adjustments to reconcile net income (loss) to net cash                               |
    provided by (used in) operating activities:                                        |
      Depreciation and amortization                                        1,902       |        1,723
      Deferred tax expense                                                 1,007       |           --
      Minority interest in earnings of consolidated                                    |
         subsidiary                                                          136       |          136
      Extraordinary item, net of tax benefit                               1,260       |           --
      Restructuring  charges                                               4,720       |           --
      Increase (decrease) in cash due to changes in:                                   |
         Accounts receivable                                               7,199       |        6,286
         Revenues in excess of billings                                    2,234       |       (2,102)
         Inventories                                                      (4,094)      |         (247)
         Prepaid expenses and other current assets                           139       |          (27)
         Accounts payable-- trade                                         (4,151)      |       (3,302)
         Accounts payable-- other                                         (1,086)      |         (877)
         Billings in excess of revenues                                   (3,507)      |          780
         Accrued expenses and other current liabilities                  (10,523)      |       (3,052)
         Other, net                                                         (987)      |          208
                                                                       ---------       |    ---------
      Total adjustments                                                   (5,751)      |         (474)
                                                                       ----------      |    ---------
Net cash provided by (used in) operating activities                      (10,342)      |        1,766
                                                                                       |
Cash flows from investing activities:                                                  |
  Purchase of National Dynamics Corporation                              (47,900)      |           --
  Proceeds from sales of property, plant and equipment and                             |
    other assets                                                              11       |           38
  Additions to property, plant and equipment                              (1,023)      |       (1,097)
  Additions to intangibles                                                    --       |         (269)
  Proceeds from notes receivable                                              --       |        1,363
                                                                       ---------       |    ---------
Net cash provided by (used in) investing activities                      (48,912)      |           35
                                                                                       |
Cash flows from financing activities:                                                  |
  Issuance of Notes                                                      125,000       |           --
  Proceeds from revolving credit agreement                                 3,000       |           --
  Issuance of notes payable                                                   --       |          118
  Principal payments on debt                                             (63,063)      |          (49)
  Redemption of preferred stock                                           (3,269)      |           --
  Deferred financing costs                                                (5,050)      |           --
                                                                       ---------       |    ---------
Net cash provided by financing activities                                 56,618       |           69
                                                                                       |
Net increase (decrease) in cash and cash equivalents                      (2,636)      |        1,870
Cash and cash equivalents at beginning of period                          11,936       |        8,627
                                                                       ---------       |    ---------
Cash and cash equivalents at end of period                             $   9,300       |    $  10,497
                                                                       =========       |    =========
Cash paid during the period for:                                                       |
  Interest                                                             $   2,909       |    $     595
  Taxes                                                                $   2,033       |    $      11
Details of Acquisition of National Dynamics Corporation:                               |
  Fair value of assets acquired                                        $  29,174       |
  Goodwill                                                                28,807       |
  Liabilities assumed                                                    (10,081)      |
                                                                       ---------       |
  Cash paid for assets                                                 $  47,900       |
                                                                       =========       |

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                 AQUA-CHEM, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



(1) In the opinion of Management, the accompanying unaudited financial statements of Aqua-Chem, Inc. contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position as of June 30, 1998, and the results of operations and cash flows for the periods indicated. Interim financial results are not necessarily indicative of operating results for an entire year.

(2) Certain notes and other information have been condensed or omitted from these interim consolidated condensed financial statements. Therefore, these statements should be read in conjunction with the Aqua-Chem, Inc. Consolidated Financial Statements as of December 31, 1997 and 1996.

(3) On July 31, 1997, Aqua-Chem, Inc. ("OLDCO") entered into a definitive merger agreement with A-C Acquisition Corp. ("A-C Acquisition"), a 100% owned subsidiary of Rush Creek LLC ("Rush Creek"). Rush Creek is a Limited Liability Company owned by certain management of OLDCO and Whitney Equity Partners L.P. Also on July 31, 1997, A-C Acquisition acquired the assets of OLDCO (the "Management Buy-Out") for $125,747, which includes $69,196 of liabilities assumed and $5,000 of Series A Cumulative Preferred Stock issued to the sellers. The amount paid or assumed does not include contingent consideration to be paid to the sellers based on cumulative earnings of certain operations of OLDCO subsequent to the Management Buy-Out. The Management Buy-Out was accounted for by Aqua-Chem using the purchase method of accounting.

(4) The consolidated financial statements for the six months ended June 30, 1997 were prepared using OLDCO's historical basis of accounting (the "pre-acquisition basis of accounting"). The consolidated financial statements for the six months ended June 30, 1998 were prepared under a new basis of accounting that reflects the fair values of assets acquired and liabilities assumed, the related financing costs and all debt incurred in connection with the Management Buy-Out (the "post-acquisition basis of accounting"). Accordingly, the accompanying financial statements are not comparable in all material respects since those financial statements report financial position, results of operations, and cash flows of two separate entities.

(5) Inventories consist of the following:

                                                    June 30,     December 31,
                                                      1998            1997
                                                   ----------   --------------

     Raw materials and work-in-process               $25,744         $16,963
     Finished goods                                    7,699           3,851
                                                     -------         -------
           Total inventories                         $33,443         $20,814
                                                     =======         =======

(6) On June 23, 1998 Aqua-Chem issued $125,000 in unsecured senior subordinated notes. The notes carry an interest rate of 11 1/4% and are due July 1, 2008. Interest is payable semi-annually beginning January 1, 1999. Proceeds from the notes were used to repay Aqua-Chem's existing debt, to redeem $3,269 of Aqua-Chem's Series A Preferred Stock, to acquire substantially all of the assets of National Dynamics Corporation ("NDC") (see note (9)), to pay the accrued interest and dividends, fees and expenses associated with the foregoing, and for general corporate purposes.

     In conjunction with the issuance of the notes and the acquisition of NDC, Aqua-Chem entered into a new revised $45,000 secured revolving credit facility. Borrowings under this facility are made in the form of revolving credit notes. These notes bear interest at a rate of either eurocurrency plus a factor as defined in the agreement, prime, or federal funds rate plus 100 basis points. The revolving credit agreement will

                                 AQUA-CHEM, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



     terminate June 23, 2003. The facility is secured by the assets of the Company. At June 30, 1998 there were no borrowings outstanding. Among other restrictions, the credit agreement contains covenants relating to financial ratios and other limitations, as defined by the agreement. As of June 30, 1998, the Company was in compliance with these covenants.

(7) On June 25, 1998 the Board of Directors approved a plan of closure for the Greenville, Mississippi facility and the agreement reached with the Union representing the facility's production workers. As a result, the Company recorded a restructuring charge of $4,720 to operations in the six months ended June 30, 1998. Work currently performed at the facility will be transferred to other Company facilities and/or outsourced. The plan will result in the elimination of 149 positions and closure of the facility within approximately one year. The provision includes $3,021 to write down the value of certain fixed assets and inventory, $1,460 of employee termination benefits and $239 of other costs.

(8) On June 23, 1998, Aqua-Chem acquired substantially all the assets of National Dynamics Corporation for $57,981, which includes $10,081 of liabilities assumed. The acquisition was accounted for using the purchase method of accounting. The total purchase cost was allocated first to identified tangible and intangible assets and liabilities based upon their respective fair values, with the remainder of $28,807 being allocated to goodwill, which will be amortized on a straight-line basis over 40 years. The financial statements reflect the preliminary estimates of allocating purchase price and may be revised at a later date. The Company does not expect the final purchase price allocation to be materially different from preliminary estimates.

(9) The following information presents pro forma condensed consolidated statements of operations assuming OLDCO and National Dynamics Corporation had been acquired by Aqua-Chem as of January 1, 1997. Such information includes adjustments to reflect additional interest expense and depreciation expense, amortization of goodwill and other intangibles, a reduction of other expenses due to Management Buy-Out-related payments being made by OLDCO and the net elimination of employment costs of the former owners of National Dynamics Corporation.


                                                    Six Months     Six Months
                                                       Ended          Ended
                                                   June 30, 1998  June 30, 1997
                                                   -------------  -------------
Net sales                                             $ 98,495      $112,833
Net loss applicable to common shares                    (4,971)          (49)
Loss per common share (basic)                         $  (4.97)     $  (0.05)


(10) Effective January 1, 1998, Aqua-Chem adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This statement establishes standards for reporting and display of comprehensive income and its components. Components of comprehensive income are net income and all other non-owner changes to equity. SFAS No. 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement for the period in which they are recognized. Aqua-Chem has chosen to disclose comprehensive income in the Consolidated Statements of Operations. Prior years have been restated to conform to the SFAS No. 130 requirements.

                                 AQUA-CHEM, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" was issued by The American Institute of Certified Public Accountants in March of 1998 and is effective for fiscal years beginning after December 15, 1998. Aqua-Chem's accounting for costs of computer software developed for internal use is consistent with the guidelines established in the SOP and, as a result, Aqua-Chem does not anticipate that the adoption of this statement will have a material impact on Aqua-Chem's financial position or results of operations.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as an asset or liability measured at its fair value. Statement 133 is effective for fiscal years beginning after June 15, 1999. The Company has not determined the timing of or method of adoption, but does not anticipate that the adoption of this standard will have a material impact on its financial statements.

(11) In connection with the Management Buy-Out, Aqua-Chem adopted the Aqua-Chem, Inc. 1997 Stock Option Plan (the "Plan"), which provides for the granting to key employees, directors, and other individuals of options to purchase an aggregate of 61,919 shares of Aqua-Chem common stock at a purchase price not less than the greater of (i) $3.75, or (ii) fair market value as determined by the Plan. Options vest primarily based upon Aqua-Chem achieving certain operating results or within 7 years from the date of grant. As of June 30, 1998, there were no options granted or outstanding under the Plan.

     Under separate agreements from the Plan, the option to purchase 1,725 shares of common stock have been granted to two directors of Aqua-Chem. Under the terms of the agreements, the option to purchase 600 shares vests one year from the effective date of the grant, with the remaining 1,125 options vesting at a rate of 225 per year commencing on December 31, 1998 and continuing through December 31, 2002. These options allow the holder to purchase common stock of Aqua-Chem at $3.75 per share, which does not differ significantly from fair market value. As of June 30, 1998, no options were exercised.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with, and is qualified in its entirety by reference to the consolidated condensed financial statements of the Company appearing elsewhere in this document.

         On July 31, 1997, the Company's management acquired the Company from its former owners ("the Management Buy-Out"). The financial results of the Company for all periods prior to July 31, 1997 reflect the operations of the Company under its prior owners. The consolidated financial statements for subsequent periods reflect the financial results of the Company under a new basis of accounting that reflects the fair values of assets acquired and liabilities assumed, the related financing costs, and all debt incurred in connection with the Management Buy-Out. Accordingly, the financial information for the Company before and after the Management Buy-Out are not directly comparable. See footnote (4) to the Notes to Consolidated Condensed Financial Statements.



RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage to net sales of certain items included in the Company's statement of operations.


                                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                JUNE 30,                 JUNE 30,
                                                           1997        1998        1997         1998
                                                           ----        ----        ----         ----
 Net sales                                                100.0%       100.0%      100.0%      100.0 %
 Cost of goods sold                                        74.2         72.1        74.6        73.4
                                                           ----         ----        ----        ----
    Gross margin                                           25.8         27.9        25.4        26.6
 Selling, general and administrative expenses              20.0         21.6        21.7        22.9
 Restructuring charges                                     -            12.0        -            6.2
                                                           --           ----        --          ----
    Operating income (loss)                                 5.8%        (5.7)%       3.7%       (2.5)%
                                                            ===         =====        ===        ====

         Composition of net sales for the Company's Cleaver-Brooks and Water Technologies Divisions for the periods indicated is listed below.

                                                             THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                  JUNE 30,               JUNE 30,
                                                             1997         1998        1997        1998
                                                             ----         ----        ----        ----
                                                                          (DOLLARS IN MILLIONS)
Net sales:
   Cleaver-Brooks                                           $40.6        $30.2       $67.9      $58.3
   Water Technologies                                         7.6          9.2        15.3       17.9
                                                              ---          ---        ----       ----
          Total                                             $48.2        $39.4       $83.2      $76.2
                                                            =====        =====       =====      =====

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

         Net Sales. Net sales for the three month period ended June 30, 1998 declined $8.8 million to $39.4 million from $48.2 million. Net sales of Cleaver-Brooks declined $10.4 million (25.6%). Approximately 22% of the decrease resulted from the sale of the contract machining business in the fourth quarter of 1997 with the remainder attributable to soft orders during the second half of 1997 through the first quarter of 1998. Water Technologies sales increased $1.6 million (21.1%) during the same time period primarily due to a large land-based water desalination project.

         Gross Margin. Gross margin declined $1.4 million (11.4%) to $11.0 million from $12.4 million for the same period in 1997. The gross margin percentage increased 2.1% to 27.9% due to margin improvements on a large contract and on parts at Water Technologies and due to certain cost reductions at Cleaver-Brooks which were facilitated by improvements in management of the facilities.

         Selling General and Administrative Expenses. Selling, general and administrative expense declined $1.1 million (11.5%) to $8.5 million. Commissions to independent representatives and to internal sales personnel were $0.4 million lower in the current period due to the reduced sales volume while post retiree health care costs declined $0.1 million as a result of recognition of the transition obligation at the time of the Management Buy-Out.

         Restructuring Charges. A restructuring charge of $4.7 million was recorded in the current period as a result of the Board of Directors' approval of a plan to close its Greenville, Mississippi manufacturing facility and transfer production to the Company's other facilities (the "1998 Restructuring"). The provision included $3.0 million to write down the value of certain fixed assets and inventory, $1.5 million for employee severance and additional workers compensation related costs and $0.2 million for other related costs.

         Operating Income. For the reasons set forth above, operating income decreased $5.0 million to a loss of $2.2 million. Excluding the $4.7 million restructuring charge, operating income decreased $0.3 million to $2.5 million compared to $2.8 million for the three months ended June 30, 1997.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

         Net Sales. Net sales for the six month period ended June 30, 1998 declined $7.0 million to $76.2 million from $83.2 million. Net sales of Cleaver-Brooks declined $9.6 million (14.1%). Approximately 41% of the decrease resulted from the sale of the contract machining business in the fourth quarter of 1997 with the remainder attributable to soft orders during the second half of 1997 through the first quarter of 1998. Water Technologies sales increased $2.6 million (17.0%) during the same time period primarily due to a large land-based water desalination project.

         Gross Margin. Gross margin declined $0.8 million (3.9%) to $20.3 million from $21.1 million for the same period in 1997. The gross margin percentage increased 1.2% to 26.6% due to margin improvements on a large contract and on parts at Water Technologies and due to certain cost reductions at Cleaver-Brooks which were facilitated by improvements in management of the facilities.

         Selling General and Administrative Expenses. Selling, general and administrative expense declined $0.6 million (3.4%) to $17.4 million. Commissions to independent representatives and to internal sales personnel were $0.5 million lower in the current period due to the reduced sales volume while post retiree health care costs declined $0.3 million as a result of recognition of the transition obligation at the time of the Management Buy-Out.

         Restructuring Charges. A restructuring charge of $4.7 million was recorded in the current period as a result of the Board of Directors' approval of the 1998 Restructuring. The provision included $3.0 million to write down the value of certain fixed assets and inventory, $1.5 million for employee severance and additional workers compensation related costs and $0.2 million for other related costs.

         Operating Income. For the reasons set forth above, operating income decreased $4.9 million to a loss of $1.9 million. Excluding the $4.7 million restructuring charge, operating income decreased $0.3 million to $2.8 million compared to $3.1 million for the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Cash used in operating activities was $10.3 million for the six months ended June 30, 1998 compared to $1.8 million of cash provided by operating activities for the same period in 1997. The decrease of $12.1 million is due primarily to a build of inventory of $4.1 million, $2.3 million of additional interest expense due to the increased debt levels resulting from the Management Buy-Out and a decrease in accrued expenses of $7.5 million, consisting of $2.6 million in litigation settlement payments, $2.3 million in increased performance related incentives and $2.0 of income tax payments.

         Cash used in investing activities was $48.9 million for the six months ended June 30, 1998 compared to a net of $0.0 million for the same period in 1997. The current period included $47.9 million for the purchase of National Dynamics Corporation and capital expenditures of $1.0 million. The prior year period included

$1.4 million of proceeds from the collection of notes receivable offset by $1.1 million of capital expenditures and $0.3 million of additions to intangible assets.

         Cash provided by financing activities was $56.6 million for the six months ended June 30, 1998 compared to $0.1 million for the same period in 1997. The current period included $125.0 million of proceeds from the issuance of the Company'S 11-1/4% Senior Subordinated Notes Due 2008 and advances under the Company's credit facility and repayments of senior and subordinated debt and preferred stock of $66.3 million in conjunction with the notes offering. The increase is also offset by deferred financing costs of $5.1 million related to the issuance of the notes in the current period.

         Management believes that cash generated from operating activities together with borrowing availability under the credit facility will be adequate to cover the Company's working capital. debt service and capital expenditure requirements. The Company may, however, consider other options available to it in connection with funding future working capital and capital expenditure needs, including the issuance of additional debt and the issuance of equity securities.

YEAR 2000

         The Company has assessed and continues to assess the impact of the year 2000 issue on its operations, including the development of cost estimates for and the extent of programming changes required to address this issue. The Company is also assessing the impact of this issue with its key vendors and suppliers. Although final cost estimates have yet to be determined management anticipates that the Company will be required to modify significant portions of its software so that it will function properly in the year 2000. Since 1996 the Company has been executing an information technologies upgrade plan. This plan includes leasing a new mainframe computer at an annual cost of $0.6 million, and the expansion of, and improvements to, its networks arid other hardware totaling $0.2 million. Additionally, the Company has spent $1.5 million on new financial systems of which $1.3 million has been capitalized. An additional benefit of upgrading and/or replacing older technology and systems is that management believes that the new hardware and software are year 2000 compliant. Preliminary estimates of the total costs remaining to be incurred prior to 2000 range from $0.2 million to $0.3 million. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         This report includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report, including, without limitation, such statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and located elsewhere herein, regarding the financial position and capital expenditures of the Company are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations ("Cautionary Statements") are disclosed in this report and other documents filed with the Securities and Exchange Commission, including, without limitation, in the Company's Registration Statement on Form S-4 filed with the Commission on August 6, 1998 (File no. 333-60759) and/or under the following sections therein: "Risk Factors -- Substantial Leverage; Ability to Service the Notes," "-- Implementation of Business Strategy," "-- Cyclical Nature of Industry; Potential Fluctuations in Operating Results," "-- Realization of Benefits of the Acquisition," "-- Restrictive Debt Covenants," "--
International Expansion," "-- Control by Principal Shareholder," "-- Competition," "-- Prices of Raw Materials and Component Parts," "-- Dependence on Key Personnel," "-- Environmental and Related Matters," "Product Liability Litigation," and "-- Labor Relations." All subsequent written or oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements.

                                     PART II

                                OTHER INFORMATION


ITEM 5.  OTHER INFORMATION


         Notes Offering. On June 23, 1998, the Company completed the private placement of $125 million aggregate principal amount of its 11-1/4% Senior Subordinated Notes Due 2008 (the "Private Notes") in a transaction under Rule 144A under the Securities Act of 1933, as amended (the "Private Offering").
The proceeds to the Company for the sale of the Private Notes were approximately $121.3 million, net of the initial purchasers' discount. The net proceeds to the Company from the sale of the Private Notes were used as follows: (i) approximately $47.9 million was used to pay the purchase price of the acquisition of National Dynamics Corporation (see below) and related expenses; (ii) approximately $63.9 million was used to repay the Company's existing revolving credit facility and term loan facility, existing subordinated debt, and an existing note payable; (iii) approximately $3.3 million was used to retire a portion of the Company's Series A Preferred Stock;
(iv) approximately $1.3 million was used to pay fees and expenses of the Private Offering; and (v) approximately $4.9 million was used for general corporate purposes.

         Pursuant to the terms of a registration rights agreement entered into with the initial purchasers of the Private Notes, on August 6, 1998, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-4 relating to the Company's offer to the holders of the Private Notes (the "Exchange Offer") to exchange up to $125 million aggregate principal amount of the Company's 11-1/4% Senior Subordinated Notes Due 2008 (the "Exchange Notes", and together with the Private Notes, the "Notes") for the Private Notes.

         Acquisition. On May 28, 1998, the Company entered into a definitive agreement (the "Asset Purchase Agreement") with National Dynamics Corporation ("NDC"), a Nebraska corporation, and three of NDC's individual shareholders who collectively held 83.3% of the issued and outstanding shares of NDC (the "Shareholders"), to acquire substantially all of the assets of NDC for a purchase price of $47.0 million plus the assumption of certain liabilities (the "Acquisition"). Pursuant to the Asset Purchase Agreement, the purchase price is subject to certain post-closing adjustments based upon a closing balance sheet and NDC's physical inventory as of the closing date, to be prepared not later than August 22, 1998.

         The Asset Purchase Agreement provided for the assumption of certain of NDC's liabilities by the Company, including without limitation, contractual obligations to furnish goods and services or to pay for goods and services that were acquired; provided, however, that the Company did not assume any liabilities for personal or property damage related to Products Sold (as defined therein). The Asset Purchase Agreement included customary representations and warranties by the Company, NDC and the Shareholders regarding business and legal issues and customary indemnification provisions. In the Asset Purchase Agreement, NDC and the Shareholders covenanted not to compete with the Company, as described therein, for a period of 48 months following the Closing Date and not to disclose Confidential Information (as defined therein) except as provided therein.

         The Company used a portion of the proceeds of the Private Offering to finance the Acquisition, which was closed on June 23, 1998, concurrently with the Private Offering. Since the Acquisition, the former business of NDC has been operated as the National Dynamics Division of the Company. There can be no assurance that the expected benefits of the Acquisition will be realized.

         For additional information regarding the Acquisition and related items, including the audited and unaudited financial statements of NDC, see the Prospectus which forms a part of the Registration Statement on Form S-4 filed by the Company on August 6, 1998 (File no. 333-60759).

         Credit Facility. In connection with the Private Offering, the Company amended and restated its existing revolving credit facility (as amended and restated, the "Credit Facility") with Comerica Bank. Borrowings under the Credit Facility bear interest at variable rates and permit borrowings and letters of credit totaling $45.0 million.

         The obligations of the Company under the Credit Facility are guaranteed by all existing and future domestic subsidiaries and by Rush Creek LLC (a holding company whose only asset is the capital stock of the Company), and borrowings under the Credit Facility are secured by substantially all of the assets of the Company, other than assets (including real property) of foreign subsidiaries. Pricing on the Credit Facility is, at the option of the Company,
(i) a base rate equal to the higher of Comerica's prime rate or the Federal funds rate plus 1.00%, or (ii) a Eurodollar-based rate plus an applicable margin ranging from 1.00% to 1.75% dependent on the ratio of total debt to EBITDA. Letters of credit are priced at 1.00% to 1.75% dependent on the ratio of total debt to EBITDA plus a facing fee. The Company also pays a revolving credit facility fee of 0.25% to 0.50% dependent on the ratio of total debt to EBITDA.

         The Credit Facility contains certain restrictive covenants that impose limitations upon, among other things, the ability of the Company and the guarantors (other than Rush Creek LLC) to incur liens; merge, consolidate or dispose of assets; make loans and investments; incur indebtedness; engage in certain transactions with affiliates; incur contingent obligations; enter into joint ventures; enter into lease agreements; pay dividends and make other distributions; change its business; and make capital expenditures. The Credit Facility also contains covenants requiring the Company (a) to maintain certain financial ratios as follows: (i) a fixed charge coverage ratio; and (ii) a funded debt to EBITDA ratio; and (b) to maintain a minimum base tangible net worth.

         All extensions of credit under the Credit Facility are subject to customary documentation and on the continued accuracy of all representations and warranties as well as the absence of any Default or Event of Default (as defined in the Credit Facility). The Credit Facility may be refinanced, as defined in the indenture pursuant to which the Private Notes were issued, from time to time in accordance with the limits of such indenture.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      See attached Exhibit Index.

(b) There were no reports filed on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AQUA-CHEM, INC. (Registrant)



Date:   August 7, 1998             By: /s/ J. Scott Barton
                                      --------------------
                                      J. Scott Barton
                                      Vice President, Chief Financial Officer
                                      and duly authorized officer

                                  EXHIBIT INDEX
                      TO REGISTRATION STATEMENT ON FORM S-4
                                       OF
                                 AQUA-CHEM, INC.

--------------------------------------------------------------------------------

                                                               INCORPORATED
EXHIBIT                                                          HEREIN BY                                     FILED
Number                         DESCRIPTION                       REFERENCE                                    HEREWITH
    2.1   Asset Purchase Agreement dated May                   Exhibit 2.1 to the Company's
          28, 1998 among Aqua-Chem, Inc.,                      Registration Statement on
          National Dynamics Corporation, and                   Form S-4, filed with the
          certain shareholders of National                     Comission on August 6,
          Dynamics Corporation                                 1998 (File No. 333-60759)

    3.1   Aqua-Chem, Inc. Certificate of                       Exhibit 3.1 to the Company's
          Incorporation (incorporating amendments)             Registration Statement on
                                                               Form S-4, filed with the
                                                               Comission on August 6,
                                                               1998 (File No. 333-60759)


    3.2   Aqua-Chem, Inc. Bylaws                               Exhibit 3.2 to the Company's
                                                               Registration Statement on
                                                               Form S-4, filed with the
                                                               Comission on August 6,
                                                               1998 (File No. 333-60759)

    4.1   Indenture of Trust dated June 23,                    Exhibit 4.1 to the Company's
          1998 between Aqua-Chem, Inc. and                     Registration Statement on
          United States Trust Company of New                   Form S-4, filed with the
          York, as Trustee                                     Comission on August 6,
                                                               1998 (File No. 333-60759)

    4.3   Form of Aqua-Chem, Inc. 11-1/4%                      (1)
          Senior Subordinated Note Due 2008
          issued on June 23, 1998



    ----------------

    (1)   Included as Exhibit 1 to the Rule 144A/
          Regulation S Appendix to the Indenture
          of Trust included as Exhibit 4.1 to this report.

--------------------------------------------------------------------------------

                                                                  INCORPORATED
EXHIBIT                                                             HEREIN BY                                 FILED
NUMBER                          DESCRIPTION                         REFERENCE                                HEREWITH
   4.4   Common Stock Purchase Warrant dated                Exhibit 4.4 to the Company's
         July 31, 1997                                      Registration Statement on
                                                            Form S-4, filed with the
                                                            Comission on August 6,
                                                            1998 (File No. 333-60759)

   10.1  Credit Agreement dated June 23, 1998               Exhibit 10.1 to the Company's
         among Aqua-Chem, Inc. and Comerica                 Registration Statement on
         Bank                                               Form S-4, filed with the
                                                            Comission on August 6,
                                                            1998 (File No. 333-60759)

   10.2  Registration Rights Agreement dated                Exhibit 10.2 to the Company's
         June 18, 1998 among Aqua-Chem,                     Registration Statement on
         Inc., Credit Suisse First Boston                   Form S-4, filed with the
         Corporation, and Bear, Stearns &                   Comission on August 6,
         Co. Inc.                                           1998 (File No. 333-60759)

   10.3  Employment Agreement dated July 31,                Exhibit 10.3 to the Company's
         1997 between Aqua-Chem, Inc. and                   Registration Statement on
         Jeffrey A. Miller, as amended                      Form S-4, filed with the
                                                            Comission on August 6,
                                                            1998 (File No. 333-60759)

   10.4  Employment Agreement dated February                Exhibit 10.4 to the Company's
         5, 1997 between Aqua-Chem, Inc.                    Registration Statement on
         and Rand E. McNally, as amended                    Form S-4, filed with the
                                                            Comission on August 6,
                                                            1998 (File No. 333-60759)

   10.5  Employment Agreement dated January                 Exhibit 10.5 to the Company's
         20, 1997 between Aqua-Chem, Inc.                   Registration Statement on
         and J. Scott Barton, as amended                    Form S-4, filed with the
                                                            Comission on August 6,
                                                            1998 (File No. 333-60759)

   10.6  Employment Agreement dated January 7,              Exhibit 10.6 to the Company's
         1997 between Aqua-Chem, Inc. and                   Registration Statement on
         Charles J. Norris, as amended                      Form S-4, filed with the
                                                            Comission on August 6,
                                                            1998 (File No. 333-60759)

   10.7  Employment Agreement dated September 1,            Exhibit 10.7 to the Company's
         1997 between Aqua-Chem, Inc. and                   Registration Statement on
         Daniel L. Johnson, as amended                      Form S-4, filed with the
                                                            Comission on August 6,
                                                            1998 (File No. 333-60759)




--------------------------------------------------------------------------------

                                                                          INCORPORATED
EXHIBIT                                                                     HEREIN BY                            FILED
NUMBER                          DESCRIPTION                                 REFERENCE                           HEREWITH
   10.8   Interim Management Agreement dated                            Exhibit 10.8 to the Company's
          July 8, 1996 between Aqua-Chem, Inc.,                         Registration Statement on
          J. Miller Management, Inc. and                                Form S-4, filed with the
          Jeffery A. Miller                                             Comission on August 6,
                                                                        1998 (File No. 333-60759)

   10.9   Aqua-Chem, Inc. 1997 Stock Option                             Exhibit 10.9 to the Company's
          Plan Amended and Restated                                     Registration Statement on
                                                                        Form S-4, filed with the
                                                                        Comission on August 6,
                                                                        1998 (File No. 333-60759)

   10.11  Aqua-Chem, Inc. Executive Management                          Exhibit 10.11 to the Company's
          Incentive  Plan approved November                             Registration Statement on
          15, 1996                                                      Form S-4, filed with the
                                                                        Comission on August 6,
                                                                        1998 (File No. 333-60759)

   10.12  Aqua-Chem, Inc. 1998 Phantom Stock Plan                       Exhibit 10.12 to the Company's
                                                                        Registration Statement on
                                                                        Form S-4, filed with the
                                                                        Comission on August 6,
                                                                        1998 (File No. 333-60759)

   10.14  Aqua-Chem, Inc. 11 1/4% Senior Subordinated                   Exhibit 10.14 to the Company's
          Notes Due 2008, Purchase Agreement dated                      Registration Statement on
          June 18, 1998                                                 Form S-4, filed with the
                                                                        Comission on August 6,
                                                                        1998 (File No. 333-60759)

   10.15  Consulting Agreement with Verlyn Westra dated                 Exhibit 10.15 to the Company's
          June 19, 1998                                                 Registration Statement on
                                                                        Form S-4, filed with the
                                                                        Comission on August 6,
                                                                        1998 (File No. 333-60759)

   10.16  Consulting Agreement with Roger Swanson dated                 Exhibit 10.16 to the Company's
          June 19, 1998                                                 Registration Statement on
                                                                        Form S-4, filed with the
                                                                        Comission on August 6,
                                                                        1998 (File No. 333-60759)

   10.17  Amended and Restated Securities Purchase                      Exhibit 10.17 to the Company's
          Agreement dated December 5, 1997 by and                       Registration Statement on
          among Rush Creek, LLC, A-C Acquisition Corp.,                 Form S-4, filed with the
          CB-Kramer Sales and Service, Inc., Whitney                    Comission on August 6,
          Subordinated Debt Fund, LP, and Whitney Equity                1998 (File No. 333-60759)
          Partners, LP

   10.18  First Amendment and Consent Agreement dated                   Exhibit 10.18 to the Company's
          June 23, 1998, by and among Rush Creek, LLC,                  Registration Statement on
          A-C Acquisition Corp., CB-Kramer Sales and                    Form S-4, filed with the
          Service, Inc., Whitney Subordinated Debt                      Comission on August 6,
          Fund, LP, and Whitney Equity Partners, LP                     1998 (File No. 333-60759)

   10.19  Letter Agreement with William P. Killian                      Exhibit 10.19 to the Company's
          dated December 17, 1997                                       Registration Statement on
                                                                        Form S-4, filed with the
                                                                        Comission on August 6,
                                                                        1998 (File No. 333-60759)

   10.20  Letter Agreement with James W. Hook dated                     Exhibit 10.20 to the Company's
          February 11, 1998                                             Registration Statement on
                                                                        Form S-4, filed with the
                                                                        Comission on August 6,
                                                                        1998 (File No. 333-60759)



--------------------------------------------------------------------------------

                                                                   INCORPORATED
EXHIBIT                                                              HEREIN BY          FILED
NUMBER                           DESCRIPTION                         REFERENCE        HEREWITH
   27.6        Financial Data Schedule (3 months ended 6/30/98)                          X


