Form 10-Q/A
period 1998-06-30
AQUA CHEM INC
filed 1998-11-12
CIK 6992

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A


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

                                     PART I

                              FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                 AQUA-CHEM, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS; EXCEPT PER SHARE DATA)


                                                     Three Months Ended June 30,                    Six Months Ended June 30,
                                              -----------------------------------------   ------------------------------------------
                                                Post-acquisition      Pre-acquisition       Post-acquisition       Pre-acquisition
                                              Basis of Accounting   Basis of Accounting   Basis of Accounting    Basis of Accounting
                                                     1998                  1997                  1998                   1997
                                              -------------------   -------------------   -------------------    -------------------
Net sales                                     $     39,416        | $        48,239       $       76,222       | $           83,211
Cost of goods sold                                  28,408        |          35,811               55,930       |             62,087
                                              ------------        | ---------------       --------------       | ------------------
     Gross margin                                   11,008        |          12,428               20,292       |             21,124
Costs and expenses:                                               |                                            |
     Selling, general and administrative             8,536        |           9,642               17,446       |             18,069
     Restructuring charges                           4,720        |              --                4,720       |                 --
                                              ------------        | ---------------       --------------       | ------------------
                                                    13,256        |           9,642               22,166       |             18,069
                                              ------------        | ---------------       --------------       | ------------------
Operating income (loss)                             (2,248)       |           2,786               (1,874)      |              3,055
Other income (expense):                                           |                                            |
     Interest income                                    61        |             206                  209       |                390
     Interest expense                               (1,541)       |            (290)              (3,004)      |               (597)
     Other, net                                         95        |               6                   26       |                 22
                                              ------------        | ---------------       --------------       | ------------------
                                                    (1,385)       |             (78)              (2,769)      |               (185)
Income (loss) before income taxes, minority                       |                                            |
  interest, and extraordinary item                  (3,633)       |           2,708               (4,643)      |              2,870
Income tax expense (benefit)                        (1,111)       |             446               (1,448)      |                494
Minority interest in earnings of                                  |                                            |
   consolidated subsidiary                              64        |              81                  136       |                136
                                              ------------        | ---------------       --------------       | ------------------
Net income (loss) before extraordinary item         (2,586)       |           2,181               (3,331)      |              2,240
Extraordinary item, net of tax benefit of $840       1,260        |              --                1,260       |                 --
                                              ------------        | ---------------       --------------       | ------------------
     Net income (loss)                        $     (3,846)       | $         2,181       $       (4,591)      | $            2,240
Preferred stock dividends                             (155)       |              --                 (310)      |                 --
                                              ------------        | ---------------       --------------       | ------------------
     Net income (loss) applicable to common   $     (4,001)       | $         2,181       $       (4,901)      | $            2,240
                                              ============        | ===============       ==============       | ==================
                                                                  |                                            |
Other comprehensive income (loss),                                |                                            |
    Foreign currency translation adjustment           (109)       |             (80)                 (84)      |               (209)
                                              ------------        | ---------------       --------------       | ------------------
    Other comprehensive (loss)                        (109)       |             (80)                 (84)      |               (209)
                                              ------------        | ---------------       --------------       | ------------------
      Comprehensive income (loss)             $     (3,955)       |          $2,101       $       (4,675)      |             $2,031
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

                                 AQUA-CHEM, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS; EXCEPT PER SHARE DATA)



                                                                           JUNE 30,        DECEMBER 31,
                                                                             1998              1997
                                                                        --------------    ---------
ASSETS
Current assets:
    Cash and cash equivalents                                             $   9,300         $ 11,936
    Accounts receivable, less allowances of $1,331 at June 30,
    1998 and $638 at December 31, 1997                                       36,590           33,332
    Revenues in excess of billings                                            2,834            5,068
    Inventories                                                              33,443           20,814
    Deferred income taxes                                                     3,903            4,237
    Prepaid expenses and other current assets                                 3,263            1,093
                                                                          ---------         --------
         Total current assets                                                89,333           76,480
Property, plant and equipment - net                                          38,439           31,555
Intangible assets, less accumulated amortization of $444 at
    June 30, 1998 and $273 at December 31, 1997                              38,792           10,147
Deferred income taxes                                                         1,640            2,086
Other assets                                                                  7,530            4,366
                                                                          ---------         --------
    TOTAL ASSETS                                                          $ 175,734         $124,661
                                                                          =========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities on long-term debt                                  $      --         $  1,055
    Accounts payable
       Trade                                                                  9,057           10,685
       Other                                                                  4,839            5,324
    Billings in excess of revenues                                            4,671            5,654
    Compensation and profit sharing                                           2,998            5,318
    Accrued litigation settlements                                            1,575            3,200
    Accrued expenses                                                         19,359           17,624
                                                                          ---------         --------
         Total current liabilities                                           42,499           48,860
Long-term debt                                                              125,000           58,636
Other long-term liabilities                                                   5,110            6,006
                                                                          ---------         --------
     Total other liabilities                                                130,110           64,642
Minority interest                                                               500              589
Preferred stock with mandatory redemption provisions                          4,704            7,365
Stockholders' equity:
    Common stock, $.01 par value. Authorized 2,000,000 shares;
       issued and outstanding 1,000,000 shares at June 30, 1998
       and December 31, 1997                                                     10               10
    Additional paid-in capital                                                   90               90
    Retained earnings                                                        (2,151)           3,049
    Accumulated other comprehensive income                                      (28)              56
                                                                          ---------         --------
         Total stockholders' equity (deficit)                                (2,079)           3,205
                                                                          ---------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 175,734         $124,661
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



(7) On June 25, 1998 the Board of Directors approved a plan of closure for the Greenville, Mississippi facility and the agreement reached with the Union representing the facility's production workers. As a result, the Company recorded a restructuring charge of $4,720 to operations in the six months ended June 30, 1998. Work currently performed at the facility will be transferred to other Company facilities and/or outsourced. The plan will result in the elimination of 149 positions and closure of the facility within approximately one year. The Greenville facility has fixed assets with a net book value of $3,800, which includes $1,828 of machinery and equipment, $1,846 in lease and leasehold improvements and $126 in furniture and fixtures. The Company intends to transfer some of the fixed assets to other facilities and will sell or dispose of the remaining assets within the next year. The write down associated with the assets to be sold or disposed of results in a restructuring charge of $2,921. The remaining change includes $100 to write down the value of inventory, $1,460 of employee termination benefits and $239 of other costs related to post closure upkeep and maintenance of the facility.



(8) On June 23, 1998, Aqua-Chem acquired substantially all the assets of National Dynamics Corporation for $62,591, which includes $14,691 of liabilities assumed. The acquisition was accounted for using the purchase method of accounting. The total purchase cost was allocated first to identified tangible and intangible assets and liabilities based upon their respective fair values, with the remainder of $27,932 being allocated to goodwill, which will be amortized on a straight-line basis over 40 years. The financial statements reflect the preliminary estimates of allocating purchase price and may be revised at a later date. The Company does not expect the final purchase price allocation to be materially different from preliminary estimates.

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



(10) Effective December 31, 1997, Aqua-Chem adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This statement establishes standards for reporting and display of comprehensive income which includes foreign currency translation adjustments accounted for under SFAS No. 52. SFAS No. 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement for the period in which they are recognized. Aqua-Chem has chosen to disclose comprehensive income in the Consolidated Statements of Operations. Prior years have been restated to conform to the SFAS No. 130 requirements. Accumulated other comprehensive income at June 30, 1998 and December 31, 1997 is comprised of only foreign currency translation adjustments. Prior years have been restated to conform to the SFAS No. 130 requirements.

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

         Management believes that cash generated from operating activities together with borrowing availability under the credit facility will be adequate to cover the Company's working capital, debt service and capital expenditure requirements on a short and long term basis. The Company may, however, consider other options available to it in connection with funding future working capital and capital expenditure needs, including the issuance of additional debt and the issuance of equity securities.


         Under the New Credit Facility the Company is required to maintain an adjusted consolidated tangible net worth (consolidated tangible net worth plus an amount equal to the aggregate outstanding principle amount of subordinated debt) of not less than $70 million plus (on a cumulative basis) for each fiscal quarter ending on or after June 23, 1998, the sum of (a) 50% of consolidated net income if positive and 100% of the cash proceeds of the issuance of any equity interest in the Company during such fiscal quarter. In addition, the New Credit Facility requires the Company to maintain a fixed charge coverage ratio of not less than 1.25 to 1 and a senior funded debt to consolidated EBITDA ratio of not more than 3.5 to 1.

          The Indenture prohibits the Company from incurring additional Indebtedness unless, on the date of such incurrence and after giving effect thereto, the Consolidated Coverage Ratio exceeds 2.0 to 1 if such Indebtedness is incurred prior to January 1, 2000, 2.25 to 1 if such Indebtedness is incurred on or after January 1, 2000 and prior to January 1, 2001 or 2.5 to 1 thereafter(the"Coverage Limitation"). As of June 30, 1998, the Company could not have incurred any additional Indebtedness under the Coverage Limitation.

          The Indenture further provides that, in addition to the additional indebtedness which the Company may incur under the Coverage Limitation, the Company may incur additional Indebtedness of certain types up to certain limitations applicable to each type (the "Basket Limitations"). The Basket Limitations are described under "Description of the Notes - Certain Covenants - Limitation of Indebtedness." The amount of additional Indebtedness which the Company could have incurred as of June 30, 1998 under certain of the Basket Limitations is impossible to quantify as of the date of this Prospectus because those Basket Limitations relate to transactions or other events or conditions that had not occurred or did not exist as of such date, and the applicable dollar limitations thereunder depend upon the nature of such events or the nature and terms of such transactions. Certain of the Basket Limitations relate to intercompany transactions and guarantees, which would not increase the aggregate amount of additional Indebtedness that may be incurred. However, the Company could have incurred approximately $77.7 million of additional Indebtedness under the remaining Basket Limitations on June 30, 1998, including the following: (a) Indebtedness pursuant to the New Credit Facility of up to the greater of (i) $45.0 million or (ii) the sum of 50% of the book value of inventory and 85% of the book value accounts receivable as of such date (however, the limitation under cause (ii) would have been approximately $47.9 million at June 30, 1998; this limitation would not have affected the maximum amount that could have been borrowed under the New Credit Facility as of June 30, 1998 because the maximum amount of the New Credit Facility on that date was $45.0 million); (b) Indebtedness by foreign subsidiaries not exceeding the sum of (i) 60% of the book value of inventory and (ii) 85% of the book value of accounts receivable; (c) purchase money Indebtedness not exceeding the greater of (i) $20 million or (ii) 5% of the consolidated net worth of the Company; and
(d) an additional $10 million without regard to the nature or purpose of such Indebtedness.


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
          Senior Subordinated Note Due 2008
          issued on June 23, 1998



    ----------------


    (1)   Included as Exhibit 1 to the Rule 144A/
          Regulation S Appendix to the Indenture
          of Trust incorporated as Exhibit 4.1 to
          this report.

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


