Form 10-Q
period 1998-09-30
AQUA CHEM INC
filed 1998-11-12
CIK 6992

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended September 30, 1998

                                            OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

             For the transition period from             to
                                            ------------  -----------

                        Commission file number
                                               -------------

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


               Class                          Outstanding at October 12, 1998
    --------------------------------     --------------------------------------
        Common Stock, $.01 par value               1,000,000

                                    INDEX TO
                          QUARTERLY REPORT ON FORM 10-Q
                                       OF
                                 AQUA-CHEM, INC.


                                                                        Page No.
Part I. FINANCIAL INFORMATION

        Item 1 - Financial Statements (Unaudited)                           3

               Consolidated Condensed Statements of Operations -
               Three and nine months ended September 30, 1998
               and the two months ended September 30, 1997, the one
               month ended July 31, 1997 and the seven months ended
               July 31, 1997                                                4

               Consolidated Condensed Balance Sheets -
               September 30, 1998 and December 31, 1997                     5

               Consolidated Condensed Statements of Cash Flows -
               Nine months ended September 30, 1998 and the two months
               ended September 30, 1997 and the seven months ended
               July 31, 1997                                                6

               Notes to Consolidated Condensed Financial
               Statements                                                   8

        Item 2 - Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                                              11

Part II: OTHER INFORMATION

        Item 6 - Exhibits and Reports on Form 8-K                           17

Signature Page                                                              18

Exhibit Index                                                               19

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                AQUA-CHEM, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS; EXCEPT PER SHARE DATA)







                                          POST-ACQUISITION        PRE-          POST-ACQUISITION        PRE-ACQUISITION
                                                               ACQUISITION
                                        Basis of accounting    Basis of        Basis of accounting      Basis of
                                        -------------------    --------        -------------------      --------
                                                               accounting                               accounting
                                                               ----------                               ----------

                                          Three                                  Nine
                                         Months    Two Months                   Months   Two Months
                                          Ended      Ended       One Month      Ended      Ended       Seven Months
                                        September  September    Ended July     September September      Ended July
                                        30, 1998   30, 1997      31, 1997      30, 1998   30, 1997       31, 1997
                                       ----------  ----------   -----------   ---------- ---------     ------------
       Net sales                          $66,512     $35,875       16,407      142,734    $35,875          $99,618
       Cost of goods sold                  51,890      26,129       11,569      107,820     26,129           73,656
                                       ----------  ----------    ---------    ---------   --------       ----------
         Gross margin                      14,622       9,746        4,838       34,914      9,746           25,962
       Costs and expenses:
         Selling, general
         and administrative                11,732       6,993        5,840       29,178      6,993           23,549
       Restructuring charges                    -           -            -        4,720          -                -
                                       ----------  ----------    ---------    ---------   --------       ----------
                                           11,732       6,993        5,840       33,898      6,993           23,549
                                       ----------  ----------    ---------    ---------   --------       ----------
       Operating income (loss)              2,890       2,753         (642)       1,016      2,753            2,413
       Other income (expense):
         Interest income                      112          63           60          321         63              450
         Interest expense                  (3,658)     (1,003)        (156)      (6,662)    (1,003)            (753)
       Other, net                              39          34          314           65         34              336
                                       ----------  ----------    ---------    ---------   --------       ----------
                                           (3,507)       (906)         218       (6,276)      (906)              33
       Income (loss) before
       income taxes, minority
       interest, and extraordinary
       item                                  (617)      1,847         (424)      (5,260)     1,847            2,446
       Income tax expense
       (benefit)                             (189)        739          (73)      (1,637)       739              421
       Minority interest in
       earnings of consolidated
       subsidiary                              96          66           35          232         66              171
                                       ----------  ----------    ---------    ---------   --------       ----------
       Net income (loss) before
       extraordinary item                    (524)      1,042         (386)      (3,855)     1,042            1,854
       Extraordinary item, net of
       tax benefit of $840                      -           -            -        1,260          -                -
       Net income (loss)                    $(524)     $1,042         (386)     $(5,115)    $1,042           $1,854
                                       ----------  ----------    ---------    ---------   --------       ----------
       Preferred stock dividends             (103)        (89)          --         (413)       (89)              --
                                       ----------  ----------    ---------    ---------   --------       ----------
       Net income (loss)
       applicable to common                 $(627)       $953        $(386)     $(5,528)      $953           $1,854
                                           ======        ====       ======      =======       ====           ======
       Other comprehensive
       income (loss)
       Foreign currency
       translation adjustment                (208)        472          (34)        (292)       472             (404)
       Comprehensive income
       (loss)                               $(732)    $ 1,514        $(420)     $(5,407)    $1,514           $1,611
       PER SHARE DATA:
       Basic net income (loss) per share
       of common stock                      $(.63)       $.95         N.A.       $(5.53)      $.95             N.A.
       Diluted net income (loss) per share
       of common stock                      $(.63)       $.81         N.A.       $(5.53)      $.81             N.A.

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                AQUA-CHEM, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS; EXCEPT PER SHARE DATA)



                                                                      SEPTEMBER 30,       DECEMBER 31,
                                                                          1998               1997
                                                                      -------------       ------------
      ASSETS
      Current assets:
          Cash and cash equivalents                                        $6,114             $11,936
          Accounts receivable, less allowances of $2,370
             at September 30, 1998 and $638 at December 31, 1997           47,609              33,332
          Revenues in excess of billings                                    4,691               5,068
          Inventories                                                      27,406              20,814
          Deferred income taxes                                             3,672               4,237
          Prepaid expenses and other current assets                         6,592               1,093
                                                                         --------            --------
               Total current assets                                        96,084              76,480
      Property, plant and equipment - net                                  37,778              31,555
      Intangible assets, less accumulated amortization of
      $653 at September 30, 1998 and $273 at December 31, 1997             38,859              10,174
      Deferred income taxes                                                 1,640               2,086
      Other assets                                                          7,162               4,366
                                                                         --------            --------
          TOTAL ASSETS                                                   $181,523            $124,661
                                                                         ========            ========
      LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
          Current maturities on long-term debt                                 $-              $1,055
          Accounts payable
             Trade                                                         10,652              10,685
             Other                                                          3,263               5,324
          Billings in excess of revenues                                    5,361               5,654
          Compensation and profit sharing                                   3,214               5,318
          Accrued litigation settlements                                    1,425               3,200
          Accrued expenses                                                 25,042              17,624
                                                                         --------            --------
               Total current liabilities                                   48,957              48,860
      Long-term debt                                                      125,000              58,636
      Other long-term liabilities                                           5,088               6,006
                                                                         --------            --------
           Total other liabilities                                        130,088              64,642
      Minority interest                                                       597                 589
      Preferred stock with mandatory redemption provisions                  4,795               7,365
      Stockholders' equity:
          Common stock, $.01 par value.  Authorized
          2,000,000 shares; issued and outstanding
          1,000,000 shares at June 30, 1998 and December 31, 1997              10                  10
          Additional paid-in capital                                           90                  90
          Retained earnings                                               (2,778)               3,049
          Accumulated other comprehensive income                            (236)                  56
                                                                         --------            --------
               Total stockholders' equity (deficit)                       (2,914)               3,205
                                                                         --------            --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $181,523            $124,661
                                                                         ========            ========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                                AQUA-CHEM, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                      POST-ACQUISITION             PRE-ACQUISITION
                                                                     BASIS OF ACCOUNTING              BASIS OF
                                                                                                     ACCOUNTING
                                                              ------------------------------       ---------------
                                                               NINE MONTHS         TWO MONTHS       SEVEN MONTHS
                                                                  ENDED               ENDED            ENDED
                                                              SEPTEMBER 30,       SEPTEMBER 30,       JULY 31,
                                                                  1998                1997              1997
Cash flows from operating activities:
  Net income (loss)                                             $(5,115)            $1,044             $1,854
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
Depreciation and amortization                                     3,399                804              1,690
Deferred tax expense                                              1,239                 --
Minority interest in earnings of consolidated
  subsidiary                                                        232                 97                171
Extraordinary item, net of tax benefit                            1,260
Restructuring  charges                                            4,720

Increase (decrease) in cash due to changes in:
         Accounts receivable                                     (1,907)            (6,219)             5,166
         Revenues in excess of billings                             377              2,666             (2,881)
         Inventories                                              3,649              2,106             (1,948)
Prepaid expenses and other current assets                        (1,282)               (66)              (623)
         Accounts payable-- trade                                (3,816)            (2,614)             1,969
         Accounts payable-- other                                (2,662)               228             (1,743)
         Billings in excess of revenues                          (4,711)               157              2,250
Accrued expenses and other current liabilities                   (6,229)             3,900               (999)
        Other, net                                               (1,987)            (1,688)               (49)
                                                                ---------           --------           ---------
      Total adjustments                                          (7,718)              (629)             3,003
                                                                ---------           --------           ---------
Net cash provided by (used in) operating activities             (12,833)               415              4,857

Cash flows from investing activities:
  Management Buy-Out of Aqua-Chem, Inc.                              --            (52,102)                --

  Purchase of National Dynamics Corporation                     (47,900)                --                 --
  Proceeds from sales of property, plant and
     equipment and other assets                                      55                 --                 73
  Additions to property, plant and equipment                     (1,772)              (641)            (2,195)
  Additions to intangibles                                           --                 --               (270)
  Proceeds from notes receivable                                     --                 51              1,511
                                                                ---------           --------           ---------
Net cash used in investing activities                           (49,617)           (52,692)              (881)

Cash flows from financing activities:
  Issuance of Notes                                             125,000                 --                 --
  Proceeds from revolving credit agreement                        3,000                 --                 --
  Proceeds from debt                                                 --             65,573                118
  Principal payments on debt                                    (63,063)           (25,020)              (112)
  Issuance of common stock                                           --                100                 --
  Issuance of warrants                                               --                433                 --
  Redemption of preferred stock and payment of
     dividends                                                   (3,282)                --                 --
  Issuance of preferred stock                                        --              2,655                 --


Deferred financing costs                                          (5,027)         (2,030)          --
                                                                 --------        --------   ---------
Net cash provided by financing activities                         56,628          41,711            6

Net increase (decrease) in cash and cash
  equivalents                                                     (5,822)        (10,566)       3,982
Cash and cash equivalents at beginning of period                  11,936          12,609        8,627
                                                                 --------        --------   ---------
Cash and cash equivalents at end of period                       $ 6,114         $ 2,043    $  12,609
                                                                 ========        ========   =========
Cash paid during the period for:
  Interest                                                       $ 2,909         $   548    $     658
  Taxes                                                          $ 2,039         $    55    $      11
Details of Acquisition of National Dynamics
  Corporation in 1998 and Management
Buy-Out in 1997 :
  Fair value of assets acquired                                  $34,659        $116,058
  Goodwill                                                        27,932           9,689
  Liabilities assumed                                            (14,691)        (69,196)
  Issuance of Series A Cumulative Preferred Stock                     --          (4,449)
                                                                 --------        --------
  Cash paid for assets                                           $47,900        $ 52,102
                                                                 ========       =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                                AQUA-CHEM, INC.
                             NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS



(1) In the opinion of Management, the accompanying unaudited financial statements of Aqua-Chem, Inc. contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position as of September 30, 1998, and the results of operations and cash flows for the periods indicated. Interim financial results are not necessarily indicative of operating results for an entire year.

(2) Certain notes and other information have been condensed or omitted from these interim consolidated condensed financial statements. Therefore, these statements should be read in conjunction with the Aqua-Chem, Inc. Consolidated Financial Statements as of December 31, 1997 and 1996.

(3) On July 31, 1997, Aqua-Chem, Inc. ("OLDCO") entered into a definitive merger agreement with A-C Acquisition Corp. ("A-C Acquisition"), a 100% owned subsidiary of Rush Creek LLC ("Rush Creek"). Rush Creek is a Limited Liability Company owned by certain management of OLDCO and Whitney Equity Partners L.P. Also on July 31, 1997, A-C Acquisition acquired the assets of OLDCO (the "Management Buy-Out") for $125,747, which includes $69,196 of liabilities assumed and $5,000 of Series A Cumulative Preferred Stock issued to the sellers. The amount paid does not include contingent consideration to be paid to the sellers based on cumulative earnings of certain operations of Aqua-Chem subsequent to the Management Buy-Out. The Management Buy-Out was accounted for by Aqua-Chem using the purchase method of accounting.

(4) The consolidated condensed financial statements for the seven months ended July 31, 1997 were prepared using OLDCO's historical basis of accounting (the "pre-acquisition basis of accounting"). The consolidated condensed financial statements for the two months ended September 30, 1997 and for the nine months ended September 30, 1998 were prepared under a new basis of accounting that reflects the fair values of assets acquired and liabilities assumed, the related financing costs and all debt incurred in connection with the Management Buy-Out (the "post-acquisition basis of accounting"). Accordingly, the accompanying financial statements are not comparable in all material respects since those financial statements report financial position, results of operations, and cash flows of two separate entities.

(5)     Inventories consist of the following:

                                                          September 30,         December 31,
                                                               1998                 1997
                                                          -------------         ------------

         Raw materials and work-in-process                     $21,934             $16,963
         Finished goods                                          5,472               3,851
                                                               -------             -------
                 Total inventories                             $27,406             $20,814
                                                               =======             =======

(6) On June 23, 1998 Aqua-Chem issued $125,000 in unsecured senior subordinated notes. The notes carry an interest rate of 11 1/4% and are due July 1, 2008. Interest is payable semi-annually beginning January 1, 1999. Proceeds from the notes were used to repay Aqua-Chem's existing debt, to redeem $3,269 of Aqua-Chem's Series A Preferred Stock, to acquire substantially all of the assets of National Dynamics Corporation ("NDC") (see note (9)), to pay the accrued interest and dividends, fees and expenses associated with the foregoing, and for general corporate purposes. The holders of the Series B Preferred Stock elected not to require that the Series B Preferred be redeemed in connection with the private offering.

        In conjunction with the issuance of the notes and the acquisition of NDC, Aqua-Chem entered into a revised $45,000 secured revolving credit facility. Borrowings under this facility are made in the form of revolving credit notes. These notes bear interest at a rate of either eurocurrency plus a factor as defined in the agreement, prime, or federal funds rate plus 100 basis points. The revolving credit agreement will terminate June 23, 2003. The facility is secured by the assets of the Company. At September 30, 1998 there were no borrowings outstanding. Among other restrictions, the credit agreement contains covenants relating to financial ratios and other limitations, as defined by the agreement. As of September 30, 1998, the Company was in compliance with these covenants.

(7) On June 25, 1998 the Board of Directors approved a plan of closure for the Greenville, Mississippi facility and the agreement reached with the Union representing the facility's production workers. As a result, the Company recorded a restructuring charge of $4,720 to operations in the nine months ended September 30, 1998. Work currently performed at the facility is in the process of being transferred to other Company facilities and/or outsourced. The plan will result in the elimination of 149 positions and closure of the facility within approximately one year from the date of approval. The Greenville facility has fixed assets with a net book value of $3,800, which includes $1,828 of machinery and equipment, $1,846 in lease and leasehold improvements and $126 in furniture and fixtures. The Company intends to transfer some of the fixed assets to other facilities and will sell or dispose of the remaining assets by the closure date. The write down associated with the assets to be sold or disposed of results in a restructuring charge of $2,921. The remaining charge includes $100 to write down the value of the inventory, $1,460 of employee termination benefits and $239 of other costs related to post closure upkeep and maintenance of the facility.

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

(9) The following information presents pro forma condensed consolidated statements of operations assuming OLDCO and National Dynamics Corporation had been acquired by Aqua-Chem as of January 1, 1997. Such information includes adjustments to reflect additional interest expense and depreciation expense, amortization of goodwill and other intangibles, a reduction of other expenses to Management Buy-Out-related payments being made by OLDCO and the net elimination of employment costs of the former owners of National Dynamics Corporation.



                                                                 Nine Months          Nine Months
                                                                    Ended                 Ended
                                                              September 30, 1998   September 30, 1997
                                                              ------------------   ------------------
              Net sales                                           $164,199              $182,493
              Net income (loss) applicable to common shares         (5,717)                2,129
              Earnings (loss) per common share (basic)            $  (5.72)             $   2.13
              Earnings (loss) per common share (diluted)          $  (5.72)             $   1.81


(10) Effective December 31, 1997, Aqua-Chem adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This statement establishes standards for reporting and display of comprehensive income which includes foreign currency translation adjustments accounted for under SFAS No. 52. SFAS No. 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement for the period in which they are recognized. Aqua-Chem has chosen to disclose comprehensive income in the Consolidated Statements of Operations. Prior years have been restated to conform to the SFAS No. 130 requirements. Accumulated other comprehensive income at September 30, 1998 and December 31, 1997 is comprised of only foreign currency translation adjustments. Prior years have been restated to conform to the SFAS No. 130 requirements.

        Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" was issued by The American Institute of Certified Public Accountants in March of 1998 and is effective for fiscal years beginning after

         December 15, 1998. Aqua-Chem's accounting for costs of computer software developed or obtained for internal use is consistent with the guidelines established in the SOP and, as a result, Aqua-Chem does not anticipate that the adoption of this statement will have a material impact on Aqua-Chem's financial position or results of operations.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement establishes accounting and reporting standards requiring that every derivative instrument ( including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as an asset or liability measured at its fair value. Statement 133 is effective for fiscal years beginning after June 15, 1999. The Company has not determined the timing of or method of adoption, but does not anticipate that the adoption of this standard will have a material impact on its financial statements.

  (11) In connection with the Management Buy-Out, Aqua-Chem adopted the Aqua-Chem, Inc. 1997 Stock Option Plan (the "1997 Plan"), which provides for the granting to key employees, directors, and other individuals of options to purchase an aggregate of 61,919 shares of Aqua-Chem common stock at a purchase price not less than the greater of
         (i) $3.75, or (ii) fair market value as determined by the Plan. Options vest primarily based upon Aqua-Chem achieving certain operating results or within 7 years from the date of grant. As of September 30, 1998, 4,000 options have been granted and are outstanding under the 1997 Plan.

         On August 1, 1998, Aqua-Chem adopted the Aqua-Chem, Inc. 1998 Stock Option Plan (the "1998 Plan"), which provides for the granting to key advisers, consultants and employees options to purchase an aggregate of 61,919 shares of Aqua-Chem common stock at a purchase price of not less than $3.75 nor greater than the market price as determined by the Board of Directors. Options vest primarily in accordance with vesting provisions contained in written agreement with the optionee. As of September 30, 1998, 15,740.40 options have been granted and are outstanding under the 1998 Plan.

         Under separate agreements from the 1997 Plan and the 1998 Plan, the option to purchase 1,725 shares of common stock have been granted to two directors of Aqua-Chem. Under the terms of the agreements, the option to purchase 600 shares vests one year from the effective date of the grant, with the remaining 1,125 options vesting at a rate of 225 per year commencing on December 31, 1998 and continuing through December 31, 2002. These options allow the holder to purchase common stock of Aqua-Chem at $3.75 per share, which does not differ significantly from fair market value. As of September 30, 1998, no options were exercised.

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS OF AQUA-CHEM

                The following discussion should be read in conjunction with, and is qualified in its entirety by reference to the consolidated condensed financial statements of the Company appearing elsewhere in this document.

                On July 31, 1997, certain members of management and a private investor acquired the Company from its former owners (the "Management Buy-Out"). The financial results of the Company for all periods prior to July 31, 1997 reflect the operations of the Company under its prior owners. The consolidated financial statements for subsequent periods reflect the financial results of the Company under a new basis of accounting that reflects the fair values of assets acquired and liabilities assumed, the related financing costs, and all debt incurred in connection with the Management Buy-Out. Accordingly, the financial information for The Company before and after the Management Buy-Out are not comparable in all material respects since those financial statements report the financial position, results of operations and cash flows of two separate entities.



       RESULTS OF OPERATIONS

                Composition of net sales for Cleaver-Brooks, Water Technologies, and National Dynamics' for the periods indicated is listed below.

                                            THREE MONTHS ENDED      NINE MONTHS ENDED
                                                SEPTEMBER 30,          SEPTEMBER 30,

                                             1997         1998       1997        1998
                                            -----        -----      -----       -----
                                                    (DOLLARS IN MILLIONS)
      Net sales:
      Cleaver-Brooks                        $42.7        $40.3      $110.6     $ 98.6
      Water Technologies                      9.6          8.0        24.9       25.9
      National Dynamics                         -         18.2           -        8.2
                                            -----        -----      ------     ------
                Total                       $52.3        $66.5      $135.5     $142.7
                                            =====        =====      ======     ======

       THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

                Net Sales. Net sales for the three month period ended September 30, 1998 increased $14.2 million to $66.5 million from $52.3 million. $18.2 million of the increase relates to the acquisition of National Dynamics as of June 1998. Net sales of Cleaver-Brooks declined $2.4 million (5.6%) of which approximately 52% of the decrease resulted from the sale of the contract machining business in the fourth quarter of 1997 with the remainder attributable to soft orders during the first two quarters of 1998. Water Technologies sales decreased $1.5 million (16.0%) during the same time period primarily due to soft orders in the navy sector.

                 Gross Margin. Gross margin remained flat at $14.6 million as compared to 1997. The gross margin percentage decreased 5.9% to 22.0% primarily due to the inclusion of National Dynamics operations for the first time in 1998. Margins at National Dynamics reflected an inventory write-up of $1.4 million as a result of the acquisition on June 23, 1998. Additionally, after adjustment for the inventory write-up, National Dynamics' gross margin is 19.2% which is substantially less than Aqua-Chem's normal margins without National Dynamics.


                Selling, General and Administrative Expenses. Selling, general and administrative expense increased $0.5 million (4.9%) to $11.7 million. Commissions to independent representatives and to internal sales personnel were $0.1 million lower in the current period due to the reduced sales volume while post retiree health care costs increased $0.2 million as a result of an adjustment in 1997 for the recognition of the transition obligation at the time of the Management Buy Out. The acquisition of National Dynamics in June 1998 increased selling, general and administrative expenses $1.4 million which is offset by $1.3 million of certain non-recurring expenses related to the Management Buy-Out in 1997.

                Operating Income. For the reasons set forth above, operating income decreased $0.5 million to $2.9 million.

       NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997


                Net Sales. Net sales for the nine month period ended September 30, 1998 increased $7.2 million to $142.7 million from $135.5 million. This increase was primarily attributable to the acquisition of National Dynamics Corporation which occurred on June 23, 1998. The National Dynamics Division ("National Dynamics") contributed $18.2 million in net sales since the date of acquisition. Net sales of Cleaver-Brooks declined $12.0 million (10.8%). Approximately 43.3% of the decrease resulted from the sale of the contract machining business in the fourth quarter of 1997 with the remainder attributable to soft orders during the second half of 1997 through the first quarter of 1998. Water Technologies sales increased $1.0 million (4.0%) during the same time period primarily due to a large land-based water desalination project.

                Gross Margin. Gross margin declined $0.8 million (2.2%) to $34.9 million from $35.7 million for the same period in 1997. The gross margin percentage decreased 1.9% to 24.5% primarily due to the inclusion of National Dynamics operations for the first time in 1998. Margins at National Dynamics reflected an inventory write-up of $1.4 million as a result of the acquisition on June 23, 1998. Additionally, after adjustment for the inventory write-up, National Dynamics' gross margin is 19.2% which is substantially less than Aqua-Chem's normal margins without National Dynamics. Also, depreciation expense was higher in 1998 as a result of the step-up in basis of the fixed assets in connection with the Management Buy-Out on July 31, 1997.

                Selling, General and Administrative Expenses. Selling, general and administrative expense declined $1.4 million (4.5%) to $29.2 million. Commissions to independent representatives and to internal sales personnel were $0.8 million lower in the current period due to the reduced sales volume. The acquisition of National Dynamics in June 1998 increased selling, general and administrative expenses $1.4 million which is offset by $1.3 million of certain non-recurring expenses related to the Management Buy-Out in 1997.

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

                Operating Income. For the reasons set forth above, operating income decreased $4.2 million to $1.0 million. Excluding the $4.7 million restructuring charge, operating income increased $0.5 million to $5.7 million compared to $5.2 million for the nine months ended September 30, 1997. The inclusion of National Dynamic's operations contributed $0.7 million to operating income.

       LIQUIDITY AND CAPITAL RESOURCES

                Cash used in operating activities was $12.8 million for the nine months ended September 30, 1998 compared to cash provided by operating activities of $5.3 million for the same period in 1997. The decrease of $18.1 million is due primarily to $1.7 million of additional interest expense due to the increased debt levels resulting from the issuance of $125 million in notes and the subsequent acquisition of National Dynamics, $3.0 million decrease in accounts payable, and a decrease in accrued expenses of $10.1 million which includes $2.7 million in litigation settlement payments, $2.3 million in increased performance related incentives and $2.0 of income tax payments.

                Cash used in investing activities was $49.6 million for the nine months ended September 30,

       1998 compared to a net use of $53.6 million for the same period in 1997. The current period included $47.9 million for the purchase of National Dynamics Corporation and capital expenditures of $1.8 million. The prior year period included $52.1 million for the Management Buy-Out of the Company and $2.8 million of capital expenditures.

                Cash provided by financing activities was $56.6 million for the nine months ended September 30, 1998 compared to $41.7 million for the same period in 1997. The current period included $125.0 million of proceeds from the issuance of notes and advances under the revolving credit agreement and repayments of senior and subordinated debt and preferred stock of $66.3 million in conjunction with the 11 1/4% notes offering. The increase was also offset by deferred financing costs of $5.1 million related to the issuance of the notes in the current period. The prior year period included $68.2 million of proceeds from senior and subordinated debt and the issuance of preferred stock in conjunction with the Management Buy-Out. This increase was partially offset by the repayment of debt of $25.0 million and deferred financing costs of $2.0 million related to the Management Buy-Out.

                Management believes that cash generated from operating activities together with borrowing availability under the New Credit Facility will be adequate to cover the Company's working capital, debt service and capital expenditure requirements on a short and long term basis. The Company may, however, consider other options available to it in connection with funding future working capital and capital expenditure needs, including the issuance of additional debt and the issuance of equity securities.

                Under the New Credit Facility the Company is required to maintain an adjusted consolidated tangible net worth (consolidated tangible net worth plus an amount equal to the aggregate outstanding principle amount of subordinated debt) of not less than $70 million plus (on a cumulative basis) for each fiscal quarter ending on or after June 23, 1998, the sum of (a) 50% of consolidated net income if positive and 100% of the cash proceeds of the issuance of any equity interest of the Company during such fiscal quarter. In addition, the New Credit Facility requires the Company to maintain a fixed charge coverage ratio of not less than 1.25 to 1 and a senior funded debt to consolidated EBITDA ratio of not more than 3.5 to 1.

                The Indenture prohibits the Company from incurring additional Indebtedness unless, on the date of such incurrence and after giving effect thereto, the Consolidated Coverage Ratio exceeds 2.0 to 1 if such Indebtedness is incurred prior to January 1, 2000, 2.25 to 1 if such Indebtedness is incurred on or after January 1, 2000 and prior to January 1, 2001 or 2.5 to 1 thereafter (the "Coverage Limitation"). As of September 30, 1998, the Company could not have incurred any additional Indebtedness under the Coverage Limitation.

                The Indenture further provides that, in addition to the additional indebtedness which the Company may incur under the Coverage Limitation, the Company may incur additional Indebtedness of certain types up to certain limitations applicable to each type (the "Basket Limitations"). The Basket Limitations are described under "Description of the Notes - Certain Covenants - Limitation on Indebtedness." The amount of additional Indebtedness which the Company could have incurred as of September 30, 1998 under certain of the Basket Limitations is impossible to quantify as of the date of this Prospectus because those Basket Limitations relate to transactions or other events or conditions that had not occurred or did not exist as of such date, and the applicable dollar limitations thereunder depend upon the nature of such events or the nature and terms of such transactions. Certain of the Basket Limitations relate to intercompany transactions and guarantees, which would not increase the aggregate amount of additional Indebtedness that may be incurred. However, the Company could have incurred approximately $77.3 million of additional Indebtedness under the remaining Basket Limitations on September 30, 1998, including the following: (a) Indebtedness pursuant to the New Credit Facility of up to the greater of (i) $45.0 million or
       (ii) the sum of 50% of the book value of inventory and 85% of the book value of accounts receivable as of such date (however, the limitation under clause (ii) would have been approximately $54.2 million at September 30, 1998; this limitation would not have affected the maximum amount that could have been borrowed under the New Credit Facility as of September 30, 1998 because the maximum amount of the New Credit Facility on that date was $45.0 million); (b) Indebtedness by foreign subsidiaries not exceeding the sum of (i) 60% of the book value of inventory and (ii) 85% of the book value of accounts receivable; (c) purchase money Indebtedness not exceeding the greater of
       (i) $20 million or (ii) 5% of the consolidated net worth of the Company; and (d) an additional $10 million without regard to the nature or purpose of such Indebtedness.

YEAR 2000

     Many computer software applications, hardware and equipment and embedded chip systems identify dates using only the last two digits of the year. These products may be unable to distinguish between dates in the year 2000 and dates in the year 1900. That inability (referred to as the "Year 2000 Issue"), if not addressed, could cause applications, equipment or systems to fail or provide incorrect information after December 31, 1999, or when using dates after December 31, 1999. The Company uses a number of computer software programs, operating systems, and types of equipment with computer chips in its internal operations, including applications used in its financial business systems, order entry and manufacturing systems, manufacturing processes and administrative functions. The Company also manufactures products that incorporate components purchased from other manufacturers that contain computer chips. To the extent that the above listed items contain source code or computer chips that are unable to interpret appropriately the upcoming calendar year 2000, distinguishing it from the year 1900, some level of modification or possible replacement will be necessary.

     STATE OF READINESS - The Company has assessed and continues to assess the impact of the Year 2000 Issue on its operations. The Company's assessments have focused on the three major elements of the Year 2000 Issue: IT systems; Non-IT systems; and third party relationships.

          IT SYSTEMS - Since 1996 the Company has been executing an IT system upgrade plan, which includes leasing a new mainframe computer at an annual cost of $0.6 million, and the expansion of and improvements to, its networks and capital spending on hardware totaling $0.2 million. Additionally, the Company has spent $1.5 million on new financial systems software, of which $1.3 million has been capitalized. These systems are replacing software that has been in use since the early 1980's. The IT system upgrade plan was not undertaken in response to the Year 2000 Issue, nor was it accelerated due to the Year 2000 Issue.

Of these new financial systems, the general ledger and reporting packages have been implemented, while the accounts receivable and accounts payable packages are in the installation phase with a March 1999 targeted completion date. Management believes these projects are currently on schedule to meet this target date. The current human resource/payroll system has been upgraded to address the Year 2000 Issue.

The Company has received written assurances from the manufacturers that the following hardware and software are Year 2000 compliant as a result of the IT upgrade plan: mainframe hardware; mainframe systems software; mainframe operating system; LAN/WAN hardware; LAN/WAN operating systems; LAN/WAN system software; personal computers and related software; and financial systems software.

The Company's order entry and manufacturing systems are in the process of being upgraded to address the Year 2000 Issue. The databases for all these systems have been expanded and regenerated. Management believes the application programs for these systems are on schedule to be converted by the end of October, 1998 with testing to occur until production turnover in March, 1999. Other non-Year 2000 IT efforts have not been materially delayed or impacted by Year 2000 initiatives.

          NON-IT SYSTEMS - The Company has reviewed all of its communication systems (phone and data transmission systems), fax machines, photocopiers, postage machines, elevators, HVAC systems, security systems and shop floor equipment with the manufacturers or vendors of those systems and equipment and has received verbal assurances that these systems are Year 2000 compliant. Written certifications of Year 2000 compliance for these systems has been requested from the manufacturers or vendors. The Company is currently reviewing the responses it has received to date and has sent a follow up letter to any manufacturers or vendors who have not responded.

          THIRD PARTY RELATIONSHIPS - All of the Company's suppliers of raw materials, components, and other goods and services have been sent a questionnaire regarding their Year 2000 compliance and their plans to be Year 2000 compliant. Over half of the suppliers contacted have responded. A follow up letter has been sent to those suppliers who have yet to respond. For those remaining suppliers who do not respond to this questionnaire, or who do not have a Year 2000 compliance plan in place, the Company has identified alternative suppliers and will use an alternative supplier who has certified that it is Year 2000 compliant. For all suppliers of equipment containing computer chips which are incorporated into the Company's products, the Company has received written assurance that this equipment is Year 2000 compliant.

     COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUE - Costs incurred by the Company to date to address the Year 2000 Issue, excluding the IT system upgrade costs, are approximately $0.1 million. The Company estimates total costs remaining to be incurred prior to the year 2000 range from $0.2 million to $0.3 million. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life. These costs will be funded from operating cash flows.

     RISKS AND CONTINGENCY PLANS - Although the Company believes its efforts will adequately address its Year 2000 Issue internally, it is possible that the Company will be adversely affected by problems encountered by its vendors or suppliers. Despite any vendor's or supplier's certification regarding Year 2000 compliance, there can be no assurance that the vendor's or supplier's ability to provide goods and services will not be adversely affected by the Year 2000 Issue. The most likely worst case scenario would be that a failure by the Company or one or more of its vendors or suppliers to adequately and timely address the Year 2000 Issue, interrupts manufacturing of the Company's products for a undeterminable period of time. The Company has identified and will continue to identify alternative vendors should a vendor's ability to meet the Company's raw material and supply requirements be impacted by the Year 2000 Issue. While the Company believes it can minimize the impact of such non-compliance through the use of these alternative vendors, a disruption in production could have a material adverse impact on the Company. The Company does not currently expect to develop a formal contingency plan.

GENERAL

     The costs of the Company's efforts to address the Year 2000 Issue and the dates on which the Company believes it will complete such efforts are based upon management's best estimates, which were derived using numerous assumptions regarding future events. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the Company's ability to identify, assess, remediate and test relevant computer codes and embedded technology, the Company's reliance on third-party assurances and the variability of definitions of " Year 2000 compliance" which may be used by such third parties, and similar uncertainties.

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


                                        AQUA-CHEM, INC. (Registrant)



    Date: November 12, 1998             By: /s/ J. Scott Barton
                                           --------------------
                                             J. Scott Barton
                                             Vice President, Chief Financial
                                             Officer and duly authorized officer

                                 EXHIBIT INDEX
                        TO QUARTERLY REPORT ON FORM 10-Q
                                       OF
                                AQUA-CHEM, INC.


--------------------------------------------------------------------------------


EXHIBIT                                   INCORPORATED HEREIN            FILED
NUMBER            DESCRIPTION                BY REFERENCE               HEREWITH

10.23    Employment Agreement dated     Exhibit 10.23 to the Company's
         August 13, 1998 between        Amendment No. 2 to Registration
         Aqua-Chem, Inc. and Daniel     Statement on Form S-4, filed
         B. Teich                       with the Commission on October
                                        28, 1998 (File No. 333-60759)

10.24    Aqua-Chem, Inc. 1998 Stock     Exhibit 10.24 to the Company's
         Option Plan                    Amendment No. 2 to Registration
                                        Statement on Form S-4, filed
                                        with the Commission on
                                        October 28, 1998 (File No. 333-
                                        60759)

27.6     Financial Data Schedule                                           X
         (3 months ended 6/30/98)