Form 10-Q/A
period 1998-06-30
AQUA CHEM INC
filed 1998-12-23
CIK 6992

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

                                 AQUA-CHEM, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS; EXCEPT PER SHARE DATA)



                                                                           JUNE 30,        DECEMBER 31,
                                                                             1998              1997
                                                                        --------------    ---------
ASSETS
Current assets:
    Cash and cash equivalents                                             $   9,300         $ 11,936
    Accounts receivable, less allowances of $1,331 at June 30,
    1998 and $638 at December 31, 1997                                       36,590           33,332
    Revenues in excess of billings                                            2,834            5,068
    Inventories                                                              33,443           20,814
    Deferred income taxes                                                     3,903            4,237
    Prepaid expenses and other current assets                                 3,263            1,093
                                                                          ---------         --------
         Total current assets                                                89,333           76,480
Property, plant and equipment - net                                          38,439           31,555
Intangible assets, less accumulated amortization of $444 at
    June 30, 1998 and $273 at December 31, 1997                              38,792           10,174
Deferred income taxes                                                         1,640            2,086
Other assets                                                                  7,530            4,366
                                                                          ---------         --------
    TOTAL ASSETS                                                          $ 175,734         $124,661
                                                                          =========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities on long-term debt                                  $      --         $  1,055
    Accounts payable
       Trade                                                                  9,057           10,685
       Other                                                                  4,839            5,324
    Billings in excess of revenues                                            4,671            5,654
    Compensation and profit sharing                                           2,998            5,318
    Accrued litigation settlements                                            1,575            3,200
    Accrued expenses                                                         19,359           17,624
                                                                          ---------         --------
         Total current liabilities                                           42,499           48,860
Long-term debt                                                              125,000           58,636
Other long-term liabilities                                                   5,110            6,006
                                                                          ---------         --------
     Total other liabilities                                                130,110           64,642
Minority interest                                                               500              589
Preferred stock with mandatory redemption provisions                          4,704            7,365
Stockholders' equity:
    Common stock, $.01 par value. Authorized 2,000,000 shares;
       issued and outstanding 1,000,000 shares at June 30, 1998
       and December 31, 1997                                                     10               10
    Additional paid-in capital                                                   90               90
    Retained earnings                                                        (2,151)           3,049
    Accumulated other comprehensive income                                      (28)              56
                                                                          ---------         --------
         Total stockholders' equity (deficit)                                (2,079)           3,205
                                                                          ---------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 175,734         $124,661
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


         Other Income (Expense). Other income (expense) for the three months ended June 30, 1998 was an expense of $1.4 million as compared to an expense of $0.1 million for the same period in 1997, resulting in a difference of $1.3 million (167.6%). This difference is primarily due to increased debt issued in conjunction with the Management Buy-Out.


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


         Other Income (Expense). Other income (expense) for the six months ended June 30, 1998 was an expense of $2.8 million as compared to an expense of $0.2 million for the same period in 1997, resulting in a difference of $2.6 million (139.7%). This difference is primarily due to increased debt issued in conjunction with the Management Buy-Out.


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


                                   AQUA-CHEM, INC. (Registrant)



Date:   December 23, 1998          By: /s/ Jeffrey A. Miller
                                      ----------------------
                                      Jeffrey A. Miller
                                      Chairman, President and
                                      Chief Executive Officer

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


