Form 10-Q/A
period 1998-09-30
AQUA CHEM INC
filed 1998-12-23
CIK 6992

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

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                AQUA-CHEM, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS; EXCEPT PER SHARE DATA)








                                          POST-ACQUISITION        PRE-          POST-ACQUISITION        PRE-ACQUISITION
                                                               ACQUISITION
                                        Basis of accounting    Basis of        Basis of accounting      Basis of
                                        -------------------    --------        -------------------      --------
                                                               accounting                               accounting
                                                               ----------                               ----------

                                          Three                                  Nine
                                         Months    Two Months                   Months   Two Months
                                          Ended      Ended       One Month      Ended      Ended       Seven Months
                                        September  September    Ended July     September September      Ended July
                                        30, 1998   30, 1997      31, 1997      30, 1998   30, 1997       31, 1997
                                       ----------  ----------   -----------   ---------- ---------     ------------
       Net sales                          $66,512     $35,875       16,407      142,734    $35,875          $99,618
       Cost of goods sold                  51,890      26,129       11,569      107,820     26,129           73,656
                                       ----------  ----------    ---------    ---------   --------       ----------
         Gross margin                      14,622       9,746        4,838       34,914      9,746           25,962
       Costs and expenses:
         Selling, general
         and administrative                11,732       6,993        5,254       29,178      6,993           23,323
       Restructuring charges                    -           -            -        4,720          -                -
                                       ----------  ----------    ---------    ---------   --------       ----------
                                           11,732       6,993        5,254       33,898      6,993           23,323
                                       ----------  ----------    ---------    ---------   --------       ----------
       Operating income (loss)              2,890       2,753         (416)       1,016      2,753            2,639
       Other income (expense):
         Interest income                      112          63           60          321         63              450
         Interest expense                  (3,658)     (1,003)        (156)      (6,662)    (1,003)            (753)
       Other, net                              39          34           88           65         34              110
                                       ----------  ----------    ---------    ---------   --------       ----------
                                           (3,507)       (906)          (8)      (6,276)      (906)            (193)
       Income (loss) before
       income taxes, minority
       interest, and extraordinary
       item                                  (617)      1,847         (424)      (5,260)     1,847            2,446
       Income tax expense
       (benefit)                             (189)        739          (73)      (1,637)       739              421
       Minority interest in
       earnings of consolidated
       subsidiary                              96          66           35          232         66              171
                                       ----------  ----------    ---------    ---------   --------       ----------
       Net income (loss) before
       extraordinary item                    (524)      1,042         (386)      (3,855)     1,042            1,854
       Extraordinary item, net of
       tax benefit of $840                      -           -            -        1,260          -                -
       Net income (loss)                    $(524)     $1,042         (386)     $(5,115)    $1,042           $1,854
                                       ----------  ----------    ---------    ---------   --------       ----------
       Preferred stock dividends             (103)        (89)          --         (413)       (89)              --
                                       ----------  ----------    ---------    ---------   --------       ----------
       Net income (loss)
       applicable to common                 $(627)       $953        $(386)     $(5,528)      $953           $1,854
                                           ======        ====       ======      =======       ====           ======
       Other comprehensive
       income (loss)
       Foreign currency
       translation adjustment                (208)        472          (34)        (292)       472             (404)
       Comprehensive income
       (loss)                               $(732)    $ 1,514        $(420)     $(5,407)    $1,514           $1,611
       PER SHARE DATA:
       Basic net income (loss) per share
       of common stock                      $(.63)       $.95         N.A.       $(5.53)      $.95             N.A.
       Diluted net income (loss) per share
       of common stock                      $(.63)       $.81         N.A.       $(5.53)      $.81             N.A.


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


                Other Income (Expense). Other income (expense) for the three months ended September 30, 1998 was an expense of $3.5 million as compared to an expense of $0.9 million for the same period in 1997, resulting in a difference of $2.6 million (283.7%). This difference is primarily due to increased debt issued in conjunction with the Management Buy-Out and the Private Offering.


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


                Other Income (Expense). Other income (expense) for the nine months ended September 30, 1998 was an expense of $6.3 million as compared to an expense of $1.1 million for the same period in 1997, resulting in a difference of $5.1 million (471.3%) $4.9 million of this difference is due to increased debt issued in conjunction with the Management Buy-Out and the Private Offering. Additionally, interest income declined $0.2 million due to the use of cash-on-hand in conjunction with the Management Buy-Out.


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