Form 10-Q
period 1998-12-31
AQUA CHEM INC
filed 1999-02-16
CIK 6992

                                                                               1
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

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


               Class                          Outstanding at February 12, 1999
    --------------------------------     --------------------------------------
        Common Stock, $.01 par value               1,000,000

                                    INDEX TO
                          QUARTERLY REPORT ON FORM 10-Q
                                       OF
                                 AQUA-CHEM, INC.


                                                                        Page No.
Part I. FINANCIAL INFORMATION

        Item 1 - Financial Statements (Unaudited)                           3

               Consolidated Condensed Statements of Operations -
               Three and nine months ended December 31, 1998
               and the three and five months ended December 31, 1997
               and the four months ended July 31, 1997                      4

               Consolidated Condensed Balance Sheets -
               December 31, 1998 and March 31, 1998                         5

               Consolidated Condensed Statements of Cash Flows -
               Nine months ended December 31, 1998 and the five months
               ended December 31, 1997 and the four months
               ended July 31, 1997                                          6

               Notes to Consolidated Condensed Financial
               Statements                                                   8

        Item 2 - Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                                              11

Part II: OTHER INFORMATION

        Item 6 - Exhibits and Reports on Form 8-K                           17

Signature Page                                                              18

Exhibit Index                                                               19

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                AQUA-CHEM, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS; EXCEPT PER SHARE DATA)



                                          POST-ACQUISITION            POST-ACQUISITION          PRE-ACQUISITION
                                        BASIS OF ACCOUNTING           BASIS OF ACCOUNTING          BASIS OF
                                                                                                  ACCOUNTING
                                       -------------------            -------------------       ---------------

                                         THREE          THREE             NINE        FIVE
                                         MONTHS         MONTHS           MONTHS       MONTHS
                                          ENDED          ENDED            ENDED       ENDED       FOUR MONTHS
                                        DECEMBER       DECEMBER         DECEMBER     DECEMBER      ENDED JULY
                                        31, 1998       31, 1997         31, 1998     31, 1997       31, 1997
                                       ----------     ----------      ----------     ---------     ------------

Net sales                               $  57,123      $  55,665        163,052      $  91,541      $  64,646
Cost of goods sold                         43,830         40,206        124,130         66,333         47,380
                                        ---------      ---------      ---------      ---------      ---------
  Gross margin                             13,293         15,459         38,922         25,208         17,266
Costs and expenses:
  Selling, general
  and administrative                       12,978         10,142         33,245         17,136         14,896
Restructuring charges                          --             --          4,720             --             --
                                        ---------      ---------      ---------      ---------      ---------
                                           12,978         10,142         37,965         17,136         14,896
                                        ---------      ---------      ---------      ---------      ---------
Operating income                              315          5,317            957          8,072          2,370
Other income (expense):
  Interest income                             178            139            351            202            266
  Interest expense                         (3,825)        (1,556)        (9,023)        (2,559)          (446)
Other, net                                    (19)            25            114             57             94
                                        ---------      ---------      ---------      ---------      ---------
                                           (3,666)        (1,392)        (8,558)        (2,300)           (86)
Income (loss) before
income taxes, minority
interest, and extraordinary
item                                       (3,351)         3,925         (7,601)         5,772          2,284
Income tax expense
(benefit)                                  (1,175)         1,550         (2,475)         2,289            373
Minority interest in
earnings of consolidated
subsidiary                                     57            108            217            174            116
                                        ---------      ---------      ---------      ---------      ---------
Net income (loss) before
extraordinary item                         (2,233)         2,267         (5,343)         3,309          1,795
Extraordinary item, net of
tax benefit of $840                            --             --          1,260             --             --
                                        ---------      ---------      ---------      ---------      ---------
Net income (loss)                       $  (2,233)     $   2,267      $  (6,603)     $   3,309      $   1,795
Preferred stock dividends                    (100)          (171)          (358)          (260)            --
                                        ---------      ---------      ---------      ---------      ---------
Net income (loss)
applicable to common                    $  (2,333)     $   2,096      $  (6,961)     $   3,049      $   1,795
                                        =========      =========      =========      =========      =========
Other comprehensive
income (loss)
Foreign currency
translation adjustment                         65           (416)          (252)            56           (275)
Comprehensive income
(loss)                                  $  (2,268)     $   1,680      $  (7,213)     $   3,105      $   1,520
PER SHARE DATA:
Basic net income (loss) per share
of common stock                         $   (2.33)     $    2.10      $   (6.96)     $    3.05           N.A.
Diluted net income (loss) per share
of common stock                         $   (2.33)     $    1.78      $   (6.96)     $    2.59           N.A.



   The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                                               5
                                 AQUA-CHEM, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS; EXCEPT PER SHARE DATA)





                                                                DECEMBER 31,      MARCH 31,
                                                                    1998            1998
                                                                -------------   ------------

      ASSETS


Current assets:
    Cash and cash equivalents                                    $  17,820      $   4,756
    Accounts receivable, less allowances of $2,434
       at December 31, 1998 and $548 at March 31, 1998              40,439         24,301
    Revenues in excess of billings                                   4,813          4,640
    Inventories                                                     25,689         24,409
    Deferred income taxes                                            3,673          3,533
    Prepaid expenses and other current assets                        1,254            955
                                                                 ---------      ---------
         Total current assets                                       93,688         62,594
Property, plant and equipment - net                                 37,780         31,568
Intangible assets, less accumulated amortization of
$939 at December 31, 1998 and $370 at March 31, 1998                39,180         10,059
Deferred income taxes                                                1,868          1,783
Other assets                                                        11,872          4,246
                                                                 ---------      ---------
    TOTAL ASSETS                                                 $ 184,388      $ 110,250
                                                                 =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities on long-term debt                                $-      $   3,031
    Accounts payable
       Trade                                                         7,281         10,149
       Other                                                         4,711          2,508
    Billings in excess of revenues                                  10,151          3,165
    Compensation and profit sharing                                  4,706          2,864
    Accrued litigation settlements                                     900          3,725
    Accrued expenses                                                26,493         12,179
                                                                 ---------      ---------
         Total current liabilities                                  54,242         36,621
Long-term debt                                                     125,000         57,640
Other long-term liabilities                                          5,057          5,480
                                                                 ---------      ---------
     Total other liabilities                                       130,057         63,120
Minority interest                                                      402            660
Preferred stock with mandatory redemption provisions                 4,870          7,519
Stockholders' equity:
    Common stock, $.01 par value.  Authorized
    2,000,000 shares; issued and outstanding
    1,000,000 shares at December 31, 1998 and March 31, 1998            10             10
    Additional paid-in capital                                          90             90
    Retained earnings (deficit)                                     (5,112)         2,149
    Accumulated other comprehensive income (loss)                     (171)            81
                                                                 ---------      ---------
         Total stockholders' equity (deficit)                       (5,183)         2,330
                                                                 ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 184,388      $ 110,250
                                                                 =========      =========



  The accompanying notes to consolidated financial statements are an integral part of these statements.

                                 AQUA-CHEM, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                                               POST-ACQUISITION           PRE-ACQUISITION
                                                              BASIS OF ACCOUNTING            BASIS OF
                                                                                            ACCOUNTING
                                                       ------------------------------     ---------------
                                                        NINE MONTHS        FIVE MONTHS      FOUR MONTHS
                                                           ENDED               ENDED          ENDED
                                                        DECEMBER 31,        DECEMBER 31,     JULY 31,
                                                           1998                1997            1997

Cash flows from operating activities:
  Net income (loss)                                         $  (6,603)     $   3,309      $   1,795
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
Depreciation and amortization                                   4,283          1,284            829
Deferred tax expense                                                3         (1,784)          (123)
Minority interest in earnings of consolidated
  subsidiary                                                      217            174            116
Extraordinary item, net of tax benefit                          1,260
Restructuring charges, net                                      4,676

Increase (decrease) in cash due to changes in:
         Accounts receivable                                   (4,911)        (4,852)        (4,271)
         Revenues in excess of billings                          (173)         3,096         (1,230)
         Inventories                                           10,365          3,473            (56)
         Prepaid expenses and other current assets               (287)          (332)          (543)
         Accounts payable-- trade                              (6,923)          (931)          (408)
         Accounts payable-- other                               1,602            674          2,480
         Billings in excess of revenues                           613          1,624          2,604
         Accrued expenses and other current liabilities         3,758          3,800          2,009
         Other, net                                              (372)          (224)          (318)
                                                            ---------      ---------      ---------
      Total adjustments                                        14,114          6,002          1,089
                                                            ---------      ---------      ---------
Net cash provided by operating activities                       7,508          9,311          2,884

Cash flows from investing activities:
  Management Buy-Out of Aqua-Chem, Inc.                            --        (52,102)            --

  Purchase of National Dynamics Corporation                   (48,500)            --             --
  Proceeds from sales of property, plant and
     equipment and other assets                                    --          2,000             38
  Additions to property, plant and equipment                   (2,519)        (1,247)        (1,845)
  Proceeds from notes receivable                                  100            650            145
                                                            ---------      ---------      ---------
Net cash used in investing activities                         (50,919)       (50,699)        (1,662)

Cash flows from financing activities:
  Issuance of Notes                                           125,000             --             --
  Proceeds from revolving credit agreement                      3,000             --             --
  Proceeds from debt                                               --         65,573             --
  Principal payments on debt                                  (63,063)       (26,016)           (64)
  Issuance of common stock                                         --            100             --
  Issuance of warrants                                             --            433             --
  Redemption of preferred stock and payment of
     dividends                                                 (3,309)            --             --
  Issuance of preferred stock                                      --          2,655             --



Deferred financing costs                                   (5,153)        (2,030)            --
                                                        ---------      ---------      ---------
Net cash provided by (used in) financing activities        56,475         40,715            (64)

Net increase (decrease) in cash and cash
  equivalents                                              13,064           (673)         3,982
Cash and cash equivalents at beginning of period            4,756         12,609          8,627
                                                        ---------      ---------      ---------
Cash and cash equivalents at end of period              $  17,820      $  11,936      $  12,609
                                                        =========      =========      =========
Cash paid during the period for:
  Interest                                              $   1,482      $   2,513      $     378
  Taxes                                                 $     215      $   1,214      $      --
Details of Acquisition of National Dynamics
  Corporation in 1998 and Management
Buy-Out in 1997 :
  Fair value of assets acquired                         $  35,636      $ 116,058
  Goodwill                                                 29,670          9,689
  Liabilities assumed                                     (16,806)       (69,196)
  Issuance of Series A Cumulative Preferred Stock              --         (4,449)
                                                        ---------      ---------
  Cash paid for assets                                  $  48,500      $  52,102
                                                        =========      =========


The accompanying notes to consolidated financial statements are an integral part integral part of these statements.

                                                                               8
                                 AQUA-CHEM, INC.
                              NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS



(1) In the opinion of Management, the accompanying unaudited financial statements of Aqua-Chem, Inc. contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position as of December 31, 1998, and the results of operations and cash flows for the periods indicated. Interim financial results are not necessarily indicative of operating results for an entire year.

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

(4) The consolidated condensed financial statements for the four months ended July 31, 1997 were prepared using OLDCO's historical basis of accounting (the "pre-acquisition basis of accounting"). The consolidated condensed financial statements for the five months ended December 31, 1997 and for the nine months ended December 31, 1998 were prepared under a new basis of accounting that reflects the fair values of assets acquired and liabilities assumed, the related financing costs and all debt incurred in connection with the Management Buy-Out (the "post-acquisition basis of accounting"). Accordingly, the accompanying financial statements are not comparable in all material respects since those financial statements report financial position, results of operations, and cash flows of two separate entities.

(5)     Inventories consist of the following:



                                                          DECEMBER 31,            MARCH 31,
                                                               1998                 1998
                                                          -------------         ------------


         Raw materials and work-in-process                     $21,702             $18,342
         Finished goods                                          3,987               6,067
                                                               -------             -------
                 Total inventories                             $25,689             $24,409
                                                               =======             =======


(6) On June 23, 1998 Aqua-Chem issued $125,000 in unsecured senior subordinated notes. The notes carry an interest rate of 11 1/4% and are due July 1, 2008. Interest is payable semi-annually beginning January 1, 1999. Proceeds from the notes were used to repay Aqua-Chem's existing debt, to redeem $3,269 of Aqua-Chem's Series A Preferred Stock, to acquire substantially all of the assets of National Dynamics Corporation ("NDC") (see note (8)), to pay the accrued interest and dividends, fees and expenses associated with the foregoing, and for general corporate purposes. The holders of the Series B Preferred Stock elected not to require that the Series B Preferred be redeemed in connection with the private offering.

        In conjunction with the issuance of the notes and the acquisition of NDC, Aqua-Chem entered into a revised $45,000 secured revolving credit facility. Borrowings under this facility are made in the form of revolving credit notes. These notes bear interest at a rate of either eurocurrency plus a factor as defined in the agreement, prime, or federal funds rate plus 100 basis points. The revolving credit agreement will terminate June 23, 2003. The facility is secured by the assets of the Company. At December 31, 1998 there were no borrowings outstanding.

        Among other restrictions, the credit agreement contains covenants relating to financial ratios and other limitations, as defined by the agreement. As of December 31, 1998, the Company was in compliance with these covenants.

(7) On June 25, 1998 the Board of Directors approved a plan of closure for the Greenville, Mississippi facility and the agreement reached with the Union representing the facility's production workers. As a result, the Company recorded a restructuring charge of $4,720 to operations in the nine months ended December 31, 1998. Work currently performed at the facility is in the process of being transferred to other Company facilities and/or outsourced. The plan will result in the elimination of 149 positions and closure of the facility within approximately one year from the date of approval. The Greenville facility has fixed assets with a net book value of $3,800, which includes $1,828 of machinery and equipment, $1,846 in lease and leasehold improvements and $126 in furniture and fixtures. The Company intends to transfer some of the fixed assets to other facilities and will sell or dispose of the remaining assets by the closure date. The write down associated with the assets to be sold or disposed of results in a restructuring charge of $2,921. The remaining charge includes $100 to write down the value of the inventory, $1,460 of employee termination benefits and $239 of other costs related to post closure upkeep and maintenance of the facility.

(8) On June 23, 1998, Aqua-Chem acquired substantially all the assets of National Dynamics Corporation for $65,306, which includes $16,806 of liabilities assumed. The acquisition was accounted for using the purchase method of accounting. The total purchase cost was allocated first to identified tangible and intangible assets and liabilities based upon their respective fair values, with the remainder of $29,670 being allocated to goodwill, which will be amortized on a straight-line basis over 40 years. The financial statements reflect the preliminary estimates of allocating purchase price and may be revised at a later date. The Company does not expect the final purchase price allocation to be materially different from preliminary estimates.

(9) The following information presents pro forma condensed consolidated statements of operations assuming OLDCO and National Dynamics Corporation had been acquired by Aqua-Chem as of April 1, 1997. Such information includes adjustments to reflect additional interest expense and depreciation expense, amortization of goodwill and other intangibles, a reduction of other expenses to Management Buy-Out-related payments being made by OLDCO and the net elimination of employment costs of the former owners of National Dynamics Corporation.



                                                                 NINE MONTHS          NINE MONTHS
                                                                    ENDED                 ENDED
                                                              DECEMBER 31, 1998   DECEMBER 31, 1997
                                                              ------------------   ------------------

              Net sales                                           $173,786              $206,583
              Net income (loss) applicable to common shares         (5,260)                3,229
              Earnings (loss) per common share (basic)            $  (5.26)             $   3.23
              Earnings (loss) per common share (diluted)          $  (5.26)             $   2.74



(10) Effective December 31, 1997, Aqua-Chem adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This statement establishes standards for reporting and display of comprehensive income which includes foreign currency translation adjustments accounted for under SFAS No. 52. SFAS No. 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement for the period in which they are recognized. Aqua-Chem has chosen to disclose comprehensive income in the Consolidated Statements of Operations. Prior years have been restated to conform to the SFAS No. 130 requirements. Accumulated other comprehensive income at December 31, 1998 and December 31, 1997 is comprised of only foreign currency translation adjustments. Prior years have been restated to conform to the SFAS No. 130 requirements.

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



       RESULTS OF OPERATIONS

                Composition of net sales for Cleaver-Brooks, Water Technologies, and National Dynamics' for the periods indicated is listed below.


                                            THREE MONTHS ENDED      NINE MONTHS ENDED
                                                DECEMBER 31,          DECEMBER 31,

                                             1997         1998       1997        1998
                                            -----        -----      -----       -----
                                                    (DOLLARS IN MILLIONS)
      Net sales:
      Cleaver-Brooks                        $44.3        $38.0      $127.5     $108.4
      Water Technologies                     11.4          6.1        28.7       23.4
      National Dynamics                         -         13.0           -       31.3
                                            -----        -----      ------     ------
                Total                       $55.7        $57.1      $156.2     $163.1
                                            =====        =====      ======     ======


       THREE MONTHS ENDED December 31, 1998 COMPARED TO THREE MONTHS ENDED December 31, 1997

                Net Sales. Net sales for the three month period ended December 31, 1998 increased $1.4 million to $57.1 million from $55.7 million. $13.0 million of the increase relates to the acquisition of National Dynamics as of June 1998. Net sales of Cleaver-Brooks declined $6.3 million (14.2%)due mainly to softness in both the domestic and international markets. Water Technologies sales decreased $5.3 million (46.5%) during the same time period primarily due to a large land-based desalination project in 1997 which was completed and shipped earlier in 1998. Additionally, while the backlog of orders for the packaged water product line was higher at the beginning of the quarter in 1998 than for 1997, the delivery schedules resulted in 5 less units being completed in 1998. The effect was a decline in sales of $1.2 million.

                Gross Margin. Gross margin declined $2.2 million to $13.3 million from $15.5 million. The gross margin percentage decreased 4.5% to 23.3%. This decrease is due to the sale of lower priced, lower margin products for Cleaver-Brooks and manufacturing inefficiencies due to the lower volumes. Water Technologies experienced similar manufacturing inefficiencies due to lower volumes and the sales of lower margin products in the packaged water product line. Additionally, in 1998 National Dynamics' gross margin which is less than Aqua-Chem's historical margins, is first included in operations.


                Selling, General and Administrative Expenses. Selling, general and administrative expense increased $2.8 million (28.0%) to $13.0 million. The acquisition of National Dynamics in June 1998 increased selling, general and administrative expenses $2.0 million.

                Operating Income. For the reasons set forth above, operating income decreased $5.0 million to $0.3 million.

                Other Income (Expense). Other income (expense) for the three months ended December 31, 1998 was an expense of $3.7 million as compared to an expense of $1.4 million for the same period in 1997, resulting in a difference of $2.3 million (163.4%). This difference is primarily due to increased interest expense resulting from the issuance of $125 million of unsecured senior subordinated notes.


          NINE MONTHS ENDED December 31, 1998 COMPARED TO NINE MONTHS ENDED December 31, 1997

                Net Sales. Net sales for the nine month period ended December 31, 1998 increased $6.9 million (4.4%) to $163.1 million from $156.2 million. This increase was primarily attributable to the acquisition of National Dynamics Corporation which occurred on June 23, 1998. The National Dynamics Division ("National Dynamics") contributed $31.3 million in net sales since the date of acquisition. Net sales of Cleaver-Brooks declined $19.1 million (15.0%). Approximately 22.1% of the decrease resulted from the sale of the contract machining business in the nine months ended December 31, 1997. The remainder is attributable to the Asian crisis resulting in a decline in international sales and a resulting delay in projects domestically, as well as pricing pressures and the shift to lower priced products. Water Technologies sales decreased $5.3 million (18.5%) during the same time period primarily due to the revenue recognized on five large Navy contracts and two large industrial water purification contracts during 1997 which was partially offset by a large land base desalination project in 1998.

                Gross Margin. Gross margin declined $3.6 million (8.4%) to $38.9 million from $42.5 million for the same period in 1997. The gross margin percentage decreased 3.3% to 23.9% primarily due to the inclusion of National Dynamics operations for the first time in 1998. Margins at National Dynamics were impacted by the purchase accounting adjustment of $1.8 million associated with writing up inventory to fair market value at the date of the acquisition. Additionally, excluding the impact of this adjustment, National Dynamics' gross margin of 21.5% which is substantially less than Aqua-Chem's normal margins without National Dynamics. Also, Cleaver-Brooks margins declined due to the shift in sales to lower margin products, the decline in higher margin international sales and manufacturing inefficiencies due to reduced volumes. Improvement in the margins on the large industrial and land based projects partially offset manufacturing inefficiencies at the Water Technologies division.

                Selling, General and Administrative Expenses. Selling, general and administrative expense increased $1.2 million (3.8%) to $33.2 million. The acquisition of National Dynamics in June 1998 increased selling, general and administrative expenses $3.4 million. Increases in salaries due to general merit increases, increased depreciation and amortization due to the Management Buy-Out and the settlement of a lawsuit for product performance were offset by $1.3 million of certain non-recurring expenses in 1997 related to the Management Buy-Out. Additionally, Commissions to independent representatives and to internal sales personnel were $0.9 million lower in the current period due to the reduced sales volume.


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


                Operating Income. For the reasons set forth above, operating income decreased $9.5 million to $1.0 million. Excluding the $4.7 million restructuring charge, operating income decreased $4.7 million to $5.7 million compared to $10.4 million for the nine months ended December 31, 1997. The inclusion of National Dynamic's operations contributed $1.6 million to operating income.


                Other Income (Expense). Other income (expense) for the nine months ended December 31, 1998 was an expense of $8.6 million as compared to an expense of $2.4 million for the same period in 1997, resulting in a difference of $6.2 million (258.7%). This difference is primarily due to increased interest expense resulting from the issuance of $125 million of unsecured senior subordinated notes.


       LIQUIDITY AND CAPITAL RESOURCES

                Cash provided by operating activities was $7.5 million for the nine months ended December 31, 1998 compared to $12.2 million for the same period in 1997. The decrease of $4.7 million is due primarily to a $7.1 decrease in accounts payable, and $2.8 million in litigation settlement payments. These decreases are partially offset by a reduction in inventories of $6.9 million.

                Cash used in investing activities was $50.9 million for the nine months ended December 31, 1998 compared to $52.4 million for the same period in 1997. The current period included $48.5 million for the purchase of National Dynamics Corporation and capital expenditures of $2.5 million. The prior period included $52.1 million for the Management Buy-Out of the Company and $3.1 million of capital expenditures partially offset by $0.8 million in proceeds from notes receivable.

                Cash provided by financing activities was $56.5 million for the nine months ended December 31, 1998 compared to $40.7 million for the same period in 1997. The current period included $125.0 million of proceeds from the issuance of notes and advances under the revolving credit agreement and repayments of senior and subordinated debt and preferred stock of $66.4 million in conjunction with the 11 1/4% notes offering. The increase was also offset by deferred financing costs of $5.2 million related to the issuance of the notes in the current period. The prior year period included $68.2 million of proceeds from senior and subordinated debt and the issuance of preferred stock in conjunction with the Management Buy-Out. This increase was partially offset by the repayment of debt of $26.1 million and deferred financing costs of $2.0 million related to the Management Buy-Out.

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

                The Indenture prohibits the Company from incurring additional Indebtedness unless, on the date of such incurrence and after giving effect thereto, the Consolidated Coverage Ratio exceeds 2.0 to 1 if such Indebtedness is incurred prior to January 1, 2000, 2.25 to 1 if such Indebtedness is incurred on or after January 1, 2000 and prior to January 1, 2001 or 2.5 to 1 thereafter (the "Coverage Limitation"). As of December 31, 1998, the Company could not have incurred any additional Indebtedness under the Coverage Limitation.

                The Indenture further provides that, in addition to the additional indebtedness which the Company may incur under the Coverage Limitation, the Company may incur additional Indebtedness of certain types up to certain limitations applicable to each type (the "Basket Limitations"). The Basket Limitations are described under "Description of the Notes - Certain Covenants - Limitation on Indebtedness." The amount of additional Indebtedness which the Company could have incurred as of December 31, 1998 under certain of the Basket Limitations is impossible to quantify as of the date of this filing because those Basket Limitations relate to transactions or other events or conditions that had not occurred or did not exist as of such date, and the applicable dollar limitations thereunder depend upon the nature of such events or the nature and terms of such transactions. Certain of the Basket Limitations relate to intercompany transactions and guarantees, which would not increase the aggregate amount of additional Indebtedness that may be incurred. However, the Company could have incurred approximately $77.4 million of additional Indebtedness under the remaining Basket Limitations on December 31, 1998, including the following: (a) Indebtedness pursuant to the New Credit Facility of up to the greater of (I) $45.0 million or
       (ii) the sum of 50% of the book value of inventory and 85% of the book value of accounts receivable as of such date (however, the limitation under clause (ii) would have been approximately $47.2 million at December 31, 1998; this limitation would not have affected the maximum amount that could have been borrowed under the New Credit Facility as of December 31, 1998 because the maximum amount of the New Credit Facility on that date was $45.0 million); (b) Indebtedness by foreign subsidiaries not exceeding the sum of (I) 60% of the book value of inventory and (ii)
       85% of the book value of accounts receivable; (c) purchase money Indebtedness not exceeding the greater of (I) $20 million or (ii) 5% of the consolidated net worth of the Company; and (d) an additional
       $10 million without regard to the nature or purpose of such Indebtedness.

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

Of these new financial systems, the general ledger and reporting packages have been implemented, while the accounts receivable and accounts payable packages are in the installation phase with a March 1999 targeted completion date. Management believes these projects are currently on schedule to meet this target date. The current human resource/payroll system is being replaced with the target date for completion being the fall of 1999. This new system is believed to be Year 2000 compliant. Upgrades to remote location financial systems are scheduled to be completed by April 1999.

The Company has received written assurances from the manufacturers that the following hardware and software are Year 2000 compliant as a result of the IT upgrade plan: mainframe hardware; mainframe systems software; mainframe operating system; LAN/WAN hardware; LAN/WAN operating systems; LAN/WAN system software; personal computers and related software; and financial systems software.

The Company's order entry and manufacturing systems are in the process of being upgraded to address the Year 2000 Issue. The databases for all these systems have been expanded and regenerated. One of the division's systems has been converted and placed into production with the other division' systems to be converted and placed in production in the spring of 1999. Other non-Year 2000 IT efforts have not been materially delayed or impacted by Year 2000 initiatives.

          NON-IT SYSTEMS - The Company has reviewed all of its communication systems (phone and data transmission systems), fax machines, photocopiers, postage machines, elevators, HVAC systems, security systems and shop floor equipment with the manufacturers or vendors of those systems and equipment and has received written certification that these systems are Year 2000 compliant. The Company has begun testing these systems to ensure their compliance with the Year 2000 issue and is between 50% to 75% complete.

          THIRD PARTY RELATIONSHIPS - All of the Company's suppliers of raw materials, components, and other goods and services have been sent a questionnaire regarding their Year 2000 compliance and their plans to be Year 2000 compliant. Over 75% of the suppliers contacted have responded. A follow up letter has been sent to those suppliers who have yet to respond. For those companies responding who continue to address the issue, the Company is following up on the target dates supplied to ensure the companies become Year 2000 compliant. For those remaining suppliers who do not respond to this questionnaire, or who do not have a Year 2000 compliance plan in place, the Company has identified alternative suppliers and will use an alternative supplier who has certified that it is Year 2000 compliant. For all suppliers of equipment containing computer chips which are incorporated into the Company's products, the Company has received written assurance that this equipment is Year 2000 compliant.



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


RECENT DEVELOPMENTS

         On January 19, 1999, the Company issued a press release announcing plans to reduce its workforce by 34 positions that week, in addition to the closure of its Greenville, Mississippi facility which had been announced earlier in the year. The reduction was necessitated by a combination of product rationalization of existing Aqua-Chem operations and a slowdown in new orders. The Company will record a restructuring charge in the quarter ended March 31, 1999 of approximately $1.1 million. A copy of said press release is filed as Exhibit
99.1 to this report and is incorporated herein by reference.


     On June 23, 1998, the Company completed the private placement of $125 million aggregate principal amount of its 11-1/4% Senior Subordinated Notes due 2008 (the "Private Notes") in a transaction under Rule 144A under the Securities Act of 1933, as amended (the "Act"). On January 5, 1999, the Company commenced an Exchange Offer of up to $125 million of its 11-1/4% Senior Notes due 2008 (the "Exchange Notes") in exchange for a like amount of Private Notes. The Exchange Notes were registered under Act (SEC Registration No. 333-60759).

     The Exchange Offer expired at 5:00 p.m. New York time on February 5, 1999. The holders of 100% ($125 million) of Private Notes elected to exchange their Private Notes for Exchange Notes prior to the expiration time. Accordingly, as of the date of this Report, the Company has zero dollars ($0) principal amount of Private Notes issued and outstanding and one hundred twenty five million dollars ($125,000,000) principal amount of Exchange Notes issued and outstanding.


                 DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report, including, without limitation, such statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and located elsewhere herein, regarding the financial position and capital expenditures of the Company are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from such expectations ("Cautionary Statements") are disclosed in this report and other documents filed with the Securities and Exchange Commission, including, without limitation, in the Company's Registration Statement on Form S-4 filed with the Commission on August 6, 1998 (File no. 333-60759) and/or under the following sections therein: "Risk Factors -- Substantial Leverage; Ability to Service the Notes," "--Implementation of Business Strategy," "-- Cyclical Nature of Industry; Potential Fluctuations in Operating Results," "-- Realization of Benefits of the Acquisition," "-- Restrictive Debt Covenants," "-- International Expansion," "--Control by Principal Shareholder," "-- Competition," "-- Prices of Raw Materials and Component Parts," "-- Dependence on Key Personnel," "-- Environmental and Related Matters," "Product Liability Litigation," and "-- Labor Relations." All subsequent written or oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by the Cautionary Statements.

                                                                              17
                                    PART II

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


                                        AQUA-CHEM, INC. (Registrant)



    Date: February 16, 1999              By: /s/ Jeffrey A. Miller
                                           ----------------------
                                             Jeffrey A. Miller
                                             Chairman, President and
                                             Chief Executive Officer

                                                                              19
                                 EXHIBIT INDEX
                        TO QUARTERLY REPORT ON FORM 10-Q
                                       OF
                                AQUA-CHEM, INC.


--------------------------------------------------------------------------------


EXHIBIT                                   INCORPORATED HEREIN            FILED
NUMBER            DESCRIPTION                BY REFERENCE               HEREWITH


27       Financial Data Schedule                                           X
         (3 months ended 12/31/98)


99       Press Release announcing job
         Reductions                                                        X