Form 10-Q
period 1997-12-21
AQUA CHEM INC
filed 1999-02-22
CIK 6992

                                                                               1
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[   ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934


                                       OR

[ X ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from December 31, 1997 to March 31, 1998


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                          Outstanding at March 31, 1998
    --------------------------------     --------------------------------------
        Common Stock, $.01 par value                   1,000,000

                                    INDEX TO
                         TRANSITION REPORT ON FORM 10-Q
                                       OF
                                 AQUA-CHEM, INC.


                                                                                 Page No
Part I. FINANCIAL INFORMATION

        Item 1 - Financial Statements (Unaudited)                                   3

               Consolidated Condensed Statements of Operations -
               Three months ended March 31, 1998 and the
               three months ended March 31, 1997                                    4

               Consolidated Condensed Balance Sheets -
               March 31, 1998 and December 31, 1997                                 5

               Consolidated Condensed Statements of Cash Flows Three months ended March 31, 1998 and the three months
               ended March 31, 1997                                                 6

               Notes to Consolidated Condensed Financial
               Statements                                                           7

        Item 2 - Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                                                      9

Part II: OTHER INFORMATION

        Item 6 - Exhibits and Reports on Form 8-K                                  13

Signature Page                                                                     14

Exhibit Index                                                                      15

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                                                               4
                                 AQUA-CHEM, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS; EXCEPT PER SHARE DATA)



                                                                              MARCH 31,      DECEMBER 31,
                                                                                1998             1997
                                                                              ---------      ------------
ASSETS
Current assets:
    Cash and cash equivalents                                               $   4,756        $ 11,936
    Accounts receivable, less allowances of $548 at March 31,
     1998 and $638 at December 31, 1997                                        24,301          33,332
    Revenues in excess of billings                                              4,640           5,068
    Inventories                                                                24,409          20,814
    Deferred income taxes                                                       3,533           4,237
    Prepaid expenses and other current assets                                     955           1,093
                                                                            ---------        --------
         Total current assets                                                  62,594          76,480
Property, plant and equipment - net                                            31,568          31,555
Intangible assets, less accumulated amortization of $370 at
    March 31, 1998 and $273 at December 31, 1997                               10,059          10,174
Deferred income taxes                                                           1,783           2,086
Other assets                                                                    4,246           4,366
                                                                            ---------        --------
    TOTAL ASSETS                                                            $ 110,250        $124,661
                                                                            =========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities on long-term debt                                    $   2,031        $  1,055
    Accounts payable
       Trade                                                                   10,149          10,685
       Other                                                                    2,508           5,324
    Billings in excess of revenues                                              3,165           5,654
    Compensation and profit sharing                                             2,864           5,318
    Accrued litigation settlements                                              3,725           3,200
    Accrued expenses                                                           12,179          17,624
                                                                            ---------        --------
         Total current liabilities                                             36,621          48,860
Long-term debt                                                                 57,640          58,636
Other long-term liabilities                                                     5,480           6,006
                                                                            ---------        --------
     Total other liabilities                                                   63,120          64,642
Minority interest                                                                 660             589
Preferred stock with mandatory redemption provisions                            7,519           7,365
Stockholders' equity:
    Common stock, $.01 par value. Authorized 2,000,000 shares;
    issued and outstanding 1,000,000 shares at March 31, 1998 and
       December 31, 1997                                                           10              10
    Additional paid-in capital                                                     90              90
    Retained earnings                                                           2,149           3,049
    Accumulated other comprehensive income                                         81              56
                                                                            ---------        --------
         Total stockholders' equity                                             2,330           3,205
                                                                            ---------        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 110,250        $124,661
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

                                                                               5
                                 AQUA-CHEM, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS; EXCEPT PER SHARE DATA)




                                              POST-ACQUISITION             PRE-ACQUISITION
                                            BASIS OF ACCOUNTING          BASIS OF ACCOUNTING
                                            -------------------          -------------------
                                               THREE MONTHS                 THREE MONTHS
                                               ENDED MARCH                  ENDED MARCH
                                                31, 1998                      31, 1997
                                                --------                      --------
Net sales                                       $ 36,806                   $ 34,972
Cost of goods sold                                27,522                     26,276
                                                --------                   --------
     Gross margin                                  9,284                      8,696
Costs and expenses:
     Selling, general and administrative           8,910                      8,427
                                                --------                   --------
Operating income                                     374                        269
Other income (expense):
     Interest income                                 148                        184
     Interest expense                             (1,463)                      (307)
     Other, net                                      (69)                        16
                                                --------                   --------
                                                  (1,384)                      (107)
                                                --------
Income (loss) before income taxes and
  Minority Interest                               (1,010)                       162
Income tax expense (benefit)                        (337)                        48
Minority interest in earnings of
   consolidated subsidiary                            72                         55
                                                --------                   --------
Net income (loss)                                   (745)                        59
Preferred stock dividends                           (155)                        --
                                                --------                   --------
     Net income (loss) applicable to common     $   (900)                  $     59
                                                ========                   ========

Other comprehensive loss
   Foreign currency translation adjustment            25                       (129)
                                                --------                   --------
      Comprehensive income (loss)               $   (720)                  $    (70)
PER SHARE DATA:
Basic net loss per share of common              $   (.90)                      N.A.
stock
Diluted net loss per share of common            $   (.90)                      N.A.
stock


     The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                                               6
                                 AQUA-CHEM, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                                                           POST-ACQUISITION        PRE-ACQUISITION
                                                                          BASIS OF ACCOUNTING      BASIS OF ACCOUNTING
                                                                          -------------------      -------------------

                                                                             THREE MONTHS            THREE MONTHS
                                                                                ENDED                    ENDED
                                                                            MARCH 31, 1998          MARCH 31, 1997
                                                                            --------------          --------------
Cash flows from operating activities:
  Net income (loss)                                                          $   (745)              $     59
  Adjustments to reconcile net income (loss) to net cash provided by (used
    in) operating activities:
      Depreciation and amortization                                               705                    861
      Deferred tax expense                                                      1,007                    123
      Minority interest in earnings of consolidated
         subsidiary                                                                72                     55
      Increase (decrease) in cash due to changes in:
         Accounts receivable                                                    9,031                  9,437
         Revenues in excess of billings                                           428                 (1,651)
         Inventories                                                           (3,595)                (1,892)
         Prepaid expenses and other current assets                                138                    (80)
         Accounts payable-- trade                                                (536)                 2,377
         Accounts payable-- other                                              (2,816)                (4,223)
         Billings in excess of revenues                                        (2,489)                  (354)
         Accrued expenses and other current liabilities                        (7,374)                (3,008)
         Other, net                                                              (382)                   269
                                                                             --------               --------
      Total adjustments                                                        (5,811)                 1,914
                                                                             --------               --------
Net cash provided by (used in) operating activities                            (6,556)                 1,973

Cash flows from investing activities:
  Proceeds from sales of property, plant and equipment and
    other assets                                                                   11                     35
  Additions to property, plant and equipment                                     (584)                  (360)
  Additions to intangibles                                                         --                   (260)
  Proceeds from notes receivable                                                   --                  1,366
                                                                             --------               --------
Net cash provided by (used in) investing activities                              (573)                   781

Cash flows from financing activities:
  Issuance of  notes payable                                                       --                    118
  Principal payments on debt                                                      (51)                   (48)
                                                                             --------               --------
Net cash provided by (used in) financing activities                               (51)
                                                                             --------               --------
                                                                                                          70

Net increase (decrease) in cash and cash equivalents                           (7,180)                 2,824
Cash and cash equivalents at beginning of period                               11,936                  8,627
                                                                             --------               --------
Cash and cash equivalents at end of period                                   $  4,756               $ 11,451
                                                                             ========               ========
Cash paid during the period for:
  Interest                                                                   $  1,427               $    280
  Taxes                                                                      $  1,825               $     11



     The accompanying notes to consolidated financial statements are an integral part of these statements.

                                 AQUA-CHEM, INC.
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(1) In the opinion of Management, the accompanying unaudited financial statements of Aqua-Chem, Inc. contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position as of March 31, 1998, and the results of operations and cash flows for the periods indicated. Interim financial results are not necessarily indicative of operating results for an entire year.

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

(4) The consolidated condensed financial statements for the three months ended March 31, 1997 were prepared using OLDCO's historical basis of accounting (the "pre-acquisition basis of accounting"). The consolidated condensed financial statements for the three months ended March 31, 1998 were prepared under a new basis of accounting that reflects the fair values of assets acquired and liabilities assumed, the related financing costs and all debt incurred in connection with the Management Buy-Out (the "post-acquisition basis of accounting"). Accordingly, the accompanying financial statements are not comparable in all material respects since those financial statements report financial position, results of operations, and cash flows of two separate entities.

(5)  Inventories consist of the following:

                                                March 31,      December 31,
                                                  1998              1997
                                                --------       -----------
     Raw materials and work-in-process           $18,342          $16,963
     Finished goods                                6,067            3,851
                                                 -------          -------
           Total inventories                     $24,409          $20,814
                                                 =======          =======


(6) The following information presents pro forma condensed consolidated statements of operations assuming OLDCO had been acquired by Aqua-Chem as of January 1, 1997. Such information includes adjustments to reflect additional interest expense and depreciation expense, amortization of goodwill and other intangibles, a reduction of other expenses to Management Buy-Out-related payments being made by OLDCO.


                                                                Three Months
                                                                    Ended
                                                               March 31, 1997
                                                               --------------
     Net sales                                                      $34,972
     Net loss applicable to common shares                              (965)
     Loss  per common share (basic)                                 $ (0.97)

(7) Effective December 31, 1997, Aqua-Chem adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This statement establishes standards for reporting and display of comprehensive income which includes foreign currency translation adjustments accounted for under SFAS No. 52. SFAS No. 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement for the period in which they are recognized. Aqua-Chem has chosen to disclose comprehensive income in the Consolidated Statements of Operations. Accumulated other comprehensive income at March 31, 1998 and 1997 is comprised of only foreign currency translation adjustments. Prior years have been restated to conform to the SFAS No. 130 requirements.

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

(8) On June 23, 1998, Aqua-Chem acquired substantially all of the assets of National Dynamics Corporation ("NDC"), located principally in Nebraska, for approximately $48,500 in cash plus the assumption of certain liabilities. On June 25, 1998 the Board of Directors approved a plan of closure for its Greenville, Mississippi facility and the agreement reach with the union representing the facility's production workers. Work currently performed at the Greenville facility will be transferred to other Aqua-Chem facilities and/or outsourced. As a result, the Company recorded a restructuring charge of $4,720 to operations in the quarter ended September 30, 1998.

                                                                               9
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS OF AQUA-CHEM

         The following discussion should be read in conjunction with, and is qualified in its entirety by reference to the consolidated condensed financial statements of the Company appearing elsewhere in this document.

         On July 31, 1997, certain members of management and a private investor acquired the Company from its former owners (the "Management Buy-Out"). The financial results of the Company for all periods prior to July 31, 1997 reflect the operations of the Company under its prior owners. The consolidated financial statements for subsequent periods reflect the financial results of the Company under a new basis of accounting that reflects the fair values of assets acquired and liabilities assumed, the related financing costs, and all debt incurred in connection with the Management Buy-Out. Accordingly, the financial information for the Company before and after the Management Buy-Out are not comparable in all material respects since those financial statements report financial position, results of operations and cash flows of two separate entities.



RESULTS OF OPERATIONS

          Composition of net sales for Cleaver-Brooks and Water Technologies, for the periods indicated is listed below.


                                       THREE MONTHS ENDED
                                          MARCH 31,
                                          ---------
                                       1997        1998
                                       ----        ----
                                      (DOLLARS IN MILLIONS)
Net sales:
  Cleaver-Brooks                      $27.3        $28.1
  Water Technologies                    7.7          8.7
                                      -----        -----
        Total                         $35.0        $36.8
                                      =====        =====

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

     Net Sales. Net sales increased $1.8 million (5.2%) for the three-month period ended March 31, 1998 to $36.8 million from $35.0 million for the same period in the prior year. Net sales attributable to Cleaver-Brooks increased $0.8 million (2.9%). The increased sales resulted from volume improvements for firetube boilers, commercial watertube boilers and parts and a substantial increase in Cleaver-Brooks de Mexico's operation with an offsetting decrease resulting from the sale of the contract machining product line in the fourth quarter of 1997. Net sales attributable to Water Technologies increased $1.0 million (13.0%) to $8.7 million, primarily due to a large land-based water desalination project.

     Gross Margin. Gross margin increased $0.6 million (6.8%) to $9.3 million from $8.7 million in the prior year. Gross margin as a percentage of net sales improved to 25.2% from 24.9% primarily due to continued improvements in throughput in Cleaver-Brooks' manufacturing facilities and improved parts margins at Cleaver-Brooks.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $0.5 million (5.7%) to $8.9 million, primarily due to increased commissions earned by sales representatives from the higher sales volume and amortization related to the Management Buy-Out.
Selling, general and administrative expense as a percentage of net sales was 24.2% compared to 24.1% for the prior year period.


     Operating Income. For the reasons set forth above, operating income increased $0.1 million, to $0.4 million from $0.3 million for the three month period ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operating activities was $6.6 million for the three months ended March 31, 1998 compared to cash provided by operating activities of $1.9 million for the same period in 1997. The decrease of $8.5 million is due primarily to $1.7 million increase in inventory, $1.5 million decrease in payables, $1.2 million of additional interest expense due to the increased debt levels resulting from the Management Buy-Out, and $1.8 million of income tax payments.

     Cash used in investing activities was $0.6 million for the three months ended March 31, 1998 compared to cash provided of $0.8 million for the same period in 1997. The decrease of $1.4 million is due to $1.4 million of proceeds from notes receivable received in 1997.


     Management believes that cash generated from operating activities together with borrowing availability will be adequate to cover the Company's working capital, debt service and capital expenditure requirements on a short and long term basis. The Company may, however, consider other options available to it in connection with funding future working capital and capital expenditure needs, including the issuance of additional debt and the issuance of equity securities.


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

     Of these new financial systems, the general ledger and reporting packages, the accounts receivable and accounts payable packages are in the installation phase with a March 1999 targeted completion date. Management believes these projects are currently on schedule to meet this target date. The current human resource/payroll system has been upgraded to address the Year 2000 Issue.

     The Company has received written assurances from the manufacturers that the following hardware and software are Year 2000 compliant as a result of the IT upgrade plan: mainframe hardware; mainframe systems software; mainframe operating system; LAN/WAN hardware; LAN/WAN operating systems; LAN/WAN system software; personal computers and related software; and financial systems software.

     The Company's order entry and manufacturing systems are in the process of being upgraded to address the Year 2000 Issue. The databases for all these systems have been expanded and regenerated. Management believes the application programs for these systems are on schedule to be converted and tested by March, 1999. Other non-Year 2000 IT efforts have not been materially delayed or impacted by Year 2000 initiatives.

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

     GENERAL
     The costs of the Company's efforts to address the Year 2000 Issue and the dates on which the Company believes it will complete such efforts are based upon management's best estimates, which were derived using numerous assumptions regarding future events. There can be no assurance that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the Company's ability to identify, assess, remediate and test relevant computer codes and embedded technology, the Company's reliance on third-party assurances and the variability of definitions of "Year 2000 compliance" which may be used by such third parties, and similar uncertainties.



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

                                                                              13
                                    PART II

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


                                        AQUA-CHEM, INC. (Registrant)



    Date: February 22, 1999              By: /s/ Jeffrey A. Miller
                                           ----------------------
                                             Jeffrey A. Miller
                                             Chairman, President and
                                             Chief Executive Officer

                                                                              15
                                 EXHIBIT INDEX
                        TO TRANSITION REPORT ON FORM 10-Q
                                       OF
                                AQUA-CHEM, INC.


--------------------------------------------------------------------------------


EXHIBIT                                   INCORPORATED HEREIN            FILED
NUMBER            DESCRIPTION                BY REFERENCE               HEREWITH


27       Financial Data Schedule                                           X
         (3 months ended 3/31/98)