Form 10-K405
period 1999-03-31
AQUA CHEM INC
filed 1999-06-29
CIK 6992

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-K

(MARK ONE)
     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1999

                                       OR

      [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 1-13098

                                AQUA-CHEM, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                  39-1900496
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)

         7800 NORTH 113TH STREET                             53201
   P.O. BOX 421, MILWAUKEE, WISCONSIN                     (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (414) 359-0600

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                    PART I
Item 1.    Business....................................................
Item 2.    Properties..................................................
Item 3.    Legal Proceedings...........................................
Item 4.    Submission of Matters to a Vote of Security Holders.........
Item 4.1.  Executive Officers of the Registrant........................
                                   PART II
Item 5.    Market for the Registrant's Common Equity and Related
             Stockholder Matters.......................................
Item 6.    Selected Financial Data.....................................
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................
Item 8.    Financial Statements and Supplementary Data.................
           Index to Financial Statements of Aqua-Chem, Inc.............
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................................
                                   PART III
Item 10.   Directors and Executive Officers of the Registrant..........
Item 11.   Executive Compensation......................................
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................
Item 13.   Certain Relationships and Related Transactions..............
                                   PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
             8-K.......................................................
           Financial Statements Included in Item 8.....................
           Index to Financial Statements and Schedule Included in Item
             14........................................................
           Schedules Omitted as Not Required or Inapplicable...........
           Exhibits....................................................
           Reports on Form 8-K.........................................

                                     PART I

ITEM 1. BUSINESS.

     The Company is the world's leading manufacturer of commercial and industrial packaged boilers, burners, related equipment and aftermarket parts. The Company believes that in the U.S. market for each of its three principal boiler product lines it enjoys the #1 or #2 market position. In addition, management believes that the Company has the largest installed base of packaged boilers in the world (estimated at over 80,000 boilers), which facilitates the Company's sale of higher margin aftermarket parts. Management attributes the Company's leading market positions to its extensive global distribution network, well-recognized Cleaver-Brooks and Nebraska Boiler brand names, and its reputation for providing high-quality, energy-efficient, low-emission boilers with a demonstrated record of safety and durability.

     The Company is also a world leader in the design and production of water purification and treatment products and systems sold under the Aqua-Chem brand name for selected commercial, government, military, and industrial applications.

HISTORY

     Founded in 1929 as the John C. Cleaver Company and later known as Cleaver-Brooks, the Company began as an innovative manufacturer of small, portable boilers that were sold packaged and fully assembled. Cleaver-Brooks, which continues to operate as a division of the Company, eventually became, and for over 20 years has been, the world's largest manufacturer of commercial and industrial packaged boilers, burners, related boiler-room equipment and aftermarket parts. The Company increased its presence in the boiler market with the acquisition of substantially all of the assets of National Dynamics Corporation ("NDC") on June 23, 1998 (the "NDC Acquisition") and now conducts NDC's former operations through its National Dynamics Division ("National Dynamics").

     Cleaver-Brooks began manufacturing steam-powered water purification stills in the early 1940's in response to a military request for a portable system capable of purifying unfit drinking water. This business, which currently operates as the Company's Water Technologies Division ("Water Technologies"), has become a leading manufacturer of innovative water treatment products and systems for a variety of commercial, government, military and industrial applications.

     On July 31, 1997, Aqua-Chem management, led by Chairman and CEO Jeffrey A. Miller, and Whitney Equity Partners, L.P. (a fund managed by J. H. Whitney & Co.) acquired Aqua-Chem (the "Management Buy-Out") from its former owners.

BOILER MARKET

     Boilers burn a variety of fuels to provide: (i) hot water for residential, commercial, institutional and industrial uses; (ii) hot water or low-pressure steam for use in circulatory heating systems; and (iii) process steam for a wide variety of industrial applications and to drive turbines for the generation of electricity. The boiler market can generally be segmented according to boiler capacity and end use. Residential boilers are the smallest, followed by commercial boilers, industrial boilers, and utility boilers, which are the largest. Boiler capacities generally are measured in British Thermal Units ("BTU") or boiler horsepower ("BHP") output for smaller boilers, and in pounds of steam per hour ("PPH") for larger boilers. One BHP equals 33,472 BTU per hour, which in turn produces approximately 28 to 35 PPH, depending on pressure and feedwater temperature.

     Commercial packaged boilers generally range from 15 BHP (or approximately 500,000 BTU per hour) up to 250 BHP and are used in apartment buildings, hotels, office buildings, schools, hospitals, and government buildings primarily to provide hot water or low-pressure steam for circulatory heating systems, and, to a lesser extent, for potable hot water. Commercial packaged boilers range in price between $15,000 and $50,000.

     Industrial packaged boilers, with capacities from approximately 250 BHP to over 250,000 PPH, are larger, more powerful and more expensive than commercial packaged boilers, and are generally used to provide high-pressure process steam for industrial applications, such as driving steam-operated presses, mill equipment or machine tools, sterilizing equipment and products, and processing chemicals, foods, beverages, and other products. Industrial packaged boilers are used in a broad range of industries including paper, chemicals, electronics, pharmaceutical, textiles, automotive, and heavy machinery. Industrial packaged boilers range in price between $50,000 and $1 million.

     Based on industry sources, the annual worldwide market for packaged, commercial and industrial boilers of all types is estimated to be in excess of $1 billion, of which approximately $400 million is attributable to the North American commercial and industrial boiler market.

CLEAVER-BROOKS DIVISION

     The Company's Cleaver-Brooks Division ("Cleaver-Brooks") is the world's largest manufacturer of commercial and industrial packaged boilers. It has an estimated installed base of approximately 80,000 boilers that remain in use and believes it has the #1 or #2 market position in each of its principal product lines. The Division's products include firetube and watertube boilers, burners, and combustion and emission controls, boiler room accessories, and aftermarket parts. Management believes that Cleaver-Brooks' reputation for providing high-quality, energy-efficient, low-emission packaged boilers and ancillary equipment with a demonstrated record of safety and durability often enables it to command a premium price for its products from its diverse customer base.

  Products

     Cleaver-Brooks manufactures two types of packaged boilers -- firetube and watertube -- for commercial and industrial applications. Most Cleaver-Brooks packaged boilers can operate on multiple fuel options using both natural gas and fuel oil. Cleaver-Brooks primarily manufactures "packaged" boilers, which are shipped fully assembled and require minimum on-site installation, and also manufactures a limited number of boilers that are designed to be "field-erected" at the customer's facility. The high-quality boilers manufactured by Cleaver-Brooks generally have a useful life of 20 years or more, depending upon use and maintenance.

     Firetube Boilers. Firetube packaged boilers heat water or produce steam by directing hot gas from the combustion process through tubes which are submerged in a chamber of water inside the boiler. Heat is transferred from the hot gas in the tube through the tube walls to the water.

     Cleaver-Brooks offers the industry's broadest line of firetube packaged boilers, which are generally used in low and high pressure industrial applications, and to produce heat and hot water for large commercial and institutional buildings. Cleaver-Brooks firetube packaged boilers range in capacity from 15 to 800 BHP. Although each Cleaver-Brooks firetube boiler is manufactured to specific customer requirements, each is based on relatively standardized pressure vessel sizes and other basic components. The prices of Cleaver-Brooks firetube packaged boilers range from approximately $25,000 to $150,000. Firetube packaged boilers represented approximately $66 million, or 47%, of Cleaver-Brooks' net sales for the twelve months ended March 31, 1999.

     Cleaver-Brooks firetube packaged boilers are highly regarded for their quality, efficiency, safety, design simplicity, and ease of operation and maintenance, as well as their long product life and low emission levels. High efficiency is often the primary criterion in selecting a boiler as a $50,000 boiler system could consume over $150,000 per year in fuel. Therefore a slight increase in boiler efficiency can translate into substantial annual savings. Cleaver-Brooks packaged boilers are designed to operate efficiently to reduce customers' fuel costs. They include what Aqua-Chem believes to be the world's highest efficiency "four-pass" design and maintain high gas velocity which provides maximum heat transfer. They also utilize a single tube sheet design that maintains consistent temperatures for maximum operating life. Aqua-Chem believes that these factors provide it with a competitive advantage in the firetube boiler market.

     Watertube Boilers. Watertube boilers produce hot water or steam by directing water through tubes installed in a chamber filled with hot gas from the combustion process. This fundamental difference between the firetube and watertube process allows watertube boilers to be designed with greater capacity and makes watertube boilers more suitable for certain large, multi-step industrial applications than firetube boilers. Cleaver-Brooks produces watertube packaged boilers in a range of models and capacities. Like its firetube packaged boilers, Cleaver-Brooks watertube packaged boilers are manufactured for maximum efficiency and ease of maintenance and are purchased by both industrial and commercial end-users.

     Cleaver-Brooks commercial watertube packaged boilers range in capacity from 15 to 250 BHP, which is comparable to its smaller capacity firetube packaged boilers, and include flexible watertube packaged boilers designed to simplify installation, maintenance and tube replacement. The Division's flexible watertube packaged boilers minimize potential thermalshock damage due to temperature fluctuation, an especially important consideration with hot water applications.

     Cleaver-Brooks only manufactures industrial watertube packaged boilers of the "D" design (so named because the watertubes inside the boiler are shaped in the configuration of the letter "D"), which is preferred by manufacturing customers for most industrial applications. Cleaver-Brooks industrial watertube packaged boilers range in capacity from 10,000 to 150,000 PPH (the approximate equivalent of 1,400 to 4,000 BHP).

     Cleaver-Brooks watertube packaged boilers range in price from approximately $150,000 to $1,000,000. Watertube boilers represented approximately $18 million, or 13% of the Division's net sales for the twelve months ended March 31, 1999.

     Burners. Cleaver-Brooks is a leading supplier of highly-engineered, single and multi-fuel engineered burners. These burners are installed as original equipment on certain Cleaver-Brooks product lines, as a retrofit to existing boilers where an upgraded or new burner is required, or, on new boilers manufactured by competitors, under the Industrial Combustion brand name. Cleaver-Brooks manufactures a broad range of burners that give customers the flexibility to burn most liquid and gaseous fuels in use today. The Industrial Combustion product line has an exceptionally strong market position (approximately 86%) for heavy oil burners and is increasing its share of the gas burner market. It was instrumental in originating the conversion burner business and pioneered air atomizing and fuel metering technologies for using heavy fuel oil.

     Boiler Room Accessories. Cleaver-Brooks also offers a wide range of boiler room accessories, most of which are used to ensure that corrosive gases and impurities found in water do not seriously affect boiler performance. This equipment includes deaerators, water softeners, boiler feed water systems and chemical feed systems. Other boiler room accessories regulate the flow of water to and from the boiler.

     Aftermarket Parts. Taking advantage of its industry-leading installed base of approximately 80,000 boilers, Cleaver-Brooks offers over 15,000 aftermarket parts for its own and other manufacturers' boilers through its computerized immediate access system. The immediate access system electronically links Cleaver-Brooks' sales representatives and provides information regarding parts availability, price lists and lead time. Cleaver-Brooks' sales representatives and distributors stock Cleaver-Brooks parts inventory on a worldwide basis. Aftermarket parts, which generally carry higher gross margins than new boilers, represented approximately $33 million, or 24%, of Cleaver-Brooks' net sales for the twelve months ended March 31, 1999. As part of several strategic initiatives, management is emphasizing further penetration of the aftermarket parts business through additional training and support of its extensive sales representative network.

     Aftermarket products sold by Cleaver-Brooks include a wide range of combustion and emission controls that generally enhance boiler performance or safety, including low nitrous oxide ("NO(X)") emissions packages, conversion or replacement burners, boiler control management systems, high turndown burners, oxygen trim systems, and flame safeguard controls. For example, Cleaver-Brooks' industry-leading low NO(X) emissions packages are guaranteed to as low as 20 parts per million ("ppm") of NO(X) levels and are extremely effective at maintaining system efficiency levels. The majority of these parts are offered as options to a boiler package.

     Although boilers generally have a useful life of up to 20 years, certain boiler parts are subject to wear and require periodic replacement. These parts consist primarily of combustion-oriented components such as burners, burner-safety components, and emissions controls, but also include certain water-bearing components. The need for aftermarket parts is a function of the level of use to which a boiler is subjected. Boilers that "cycle" (turn on and off) more frequently tend to wear more quickly. In addition, oil-burning components tend to wear more quickly than natural gas-burning components. Water-bearing components of a boiler can wear more quickly if the end-user does not properly treat the water used in the boiler to reduce corrosive gases and impurities that accumulate in untreated water.

     Commercial boiler wear can also be affected by cold weather when a boiler is more likely to cycle more frequently. Many Cleaver-Brooks boilers are equipped with multi-fuel options and can readily be switched by the end-user from one fuel to the other. In many locations, boilers are required by law to switch from burning natural gas to oil during extended periods of cold weather, when demand for natural gas for residential and commercial forced-air heating is high and available gas pressure is reduced. Industrial applications can also involve high-cycle use, causing boilers to wear more quickly. Inadequate maintenance practices can also affect boiler wear.

     In addition, the demand for aftermarket parts generally increases during periods of economic difficulty when many businesses elect to defer the purchase of new boilers in favor of repairing or retrofitting existing boilers. Aqua-Chem believes that this phenomenon partially offsets the reduced demand for new boilers during such periods.

  Commitment to Quality

     Cleaver-Brooks has received numerous industry and quality awards, including the State of Wisconsin's 1995 Governor's New Product Award. Several of the Division's products have been recognized by the Wisconsin Society of Professional Engineers and the Model CB-LE was among a select group of winners in a statewide competition which singled out new product innovations in large, medium and small business segments. Additionally, with the introduction of its low nitrous oxide (NO(X)) emissions product in the late 1980's, Aqua-Chem was recognized by the South Coast Air Quality Management District as the first boiler manufacturer to meet Southern California's stringent emissions standards, as well as by the New York Bureau of Air Research.

  Sales, Marketing and Customers

     Cleaver-Brooks maintains strong relationships with its worldwide network of sales and service representatives which management believes to be the most extensive global distribution network for commercial and industrial boilers. Cleaver-Brooks sells boilers through 50 domestic sales representatives located throughout North America and 43 international sales representatives located in Eastern Europe, Asia, Australia, Central and South America, and the Middle East. These sales representatives have sold Cleaver-Brooks products for an average of more than 25 years, and, pursuant to agreements with the Company, do not sell products that compete directly with Cleaver-Brooks. No sales representative accounted for more than approximately 5% of Cleaver-Brooks' net sales in the twelve months ended March 31, 1999.

     Cleaver-Brooks' sales representatives primarily offer on-demand service and parts support to consulting engineers, contractors and end-users, as well as offering multi-year service contracts for boiler parts and accessories. Additionally, as is customary in the industry, sales representatives provide on-site start-up assistance and personnel training by factory-qualified specialists and preventive maintenance programs as part of the range of services available to keep boiler and pretreatment equipment operating at peak performance.

     Cleaver-Brooks sells boilers to a diverse customer base in a broad range of industries, with no significant customer concentration. Although Cleaver-Brooks' customers vary from year to year, management believes that a substantial portion of annual net sales are generally to repeat customers. Recent customers include Ford, Cargill, Coca-Cola, Weyerhaeuser, Anheuser-Busch, Baxter Healthcare, Ralston-Purina, Hewlett-Packard, Georgia Pacific, Chrysler-Jeep, Wrigley, Sheraton, IBM, and NASA. For a further discussion of sales by geographic area, see Note 14 to the Company's Consolidated Financial Statements contained elsewhere herein.

  Raw Materials and Suppliers

     Cleaver-Brooks' primary raw materials include steel plate and coil steel. The Division also purchases finished components for its products, such as burners, tubes, controls, insulation, refractory materials, valves, gauges and pumps. Cleaver-Brooks maintains one-year supply agreements with its steel suppliers. These arrangements generally specify volume and price, but are cancelable at any time by either party. For raw materials not covered by supply agreements, Cleaver-Brooks generally chooses a particular supplier based on market conditions, availability and pricing. Cleaver-Brooks works closely with its major suppliers and is not dependent on any single supplier for any of its raw material or component needs. Cleaver-Brooks is currently implementing new purchasing procedures to reduce material costs, including consolidation of its suppliers.

  Manufacturing

     Cleaver-Brooks operates through five manufacturing facilities located in Stratford, Ontario, Canada; Thomasville, Georgia; Monroe, Wisconsin; Mexico City, Mexico and Greenville, Mississippi (however, the Company is in the process of closing its Greenville facility and transfering production to certain other facilities and expects to complete this process by July, 1999). Additionally, Cleaver-Brooks conducts applied engineering and product development activities at a Milwaukee, Wisconsin location, which is shared with Water Technologies. See "Properties and Employees."

     The Company has intensified its efforts to develop world-class manufacturing facilities. Beginning in 1995, Aqua-Chem closed its Lebanon, Pennsylvania facility, and consolidated its large firetube boiler production in its Thomasville facility, and its smaller firetube boiler production in its Stratford facility. These consolidations reduced labor and overhead costs by up to one-third and took advantage of certain economies of scale in each facility. In addition, the Company has been engaged in a program to improve its manufacturing processes by adopting cellular manufacturing techniques, just-in-time inventory controls and demand flow processing. These initiatives have minimized scrap, identified manufacturing inefficiencies, significantly reduced manufacturing cycle times and have already improved manufacturing efficiency and inventory management at the Thomasville facility. Aqua-Chem expects to implement similar cost reduction initiatives and manufacturing improvements at its other facilities. Aqua-Chem has also established an internal manufacturing council to address ongoing process improvements, share best practices and instill a broad base of manufacturing expertise throughout the organization. Additionally, in 1998, the Company decided to close its Greenville, Mississippi manufacturing facility and relocate the manufacturing operations currently located there to other Company facilities, including the Lincoln, Nebraska facility acquired from NDC as part of the NDC Acquisition (the "1998 Restructuring").

NATIONAL DYNAMICS DIVISION

     On June 23, 1998, Aqua-Chem aquired substantially all the assets of NDC. The acquisition was accounted for using the purchase method of accounting.

  Products

     National Dynamics primarily designs and manufactures industrial watertube packaged boilers, waste heat recovery systems and related accessories, as well as a variety of standard and customized fabricated steel components, such as ductwork and stacks, which are insourced for use in National Dynamics' products and produced on a contract basis for other waste heat recovery system manufacturers. Since the date of Acquisition, National Dynamics' net sales of industrial watertube boilers and waste heat recovery systems, including related accessories and components, represented approximately 93% of NDC's net sales.

     Industrial Watertube Boilers. National Dynamics produces shop-assembled industrial watertube packaged boilers, components and other boiler accessories under the Nebraska Boiler brand-name, chiefly for industrial and institutional applications. The Nebraska Boiler product line consists primarily of industrial watertube packaged boilers with larger capacities than those manufactured by Cleaver-Brooks. Although National Dynamics manufactures industrial watertube packaged boilers with capacities as low as 7,000 PPH, its primary focus is on large industrial watertube packaged boilers that range in capacity from 100,000 to 250,000 PPH. In contrast, Cleaver-Brooks focuses on commercial and industrial watertube packaged boilers with capacities under 100,000 PPH. The Nebraska Boiler product line also includes industrial watertube packaged boilers that are capable of producing steam at much higher temperatures and pressures than those manufactured by Cleaver-Brooks. For the twelve months ended March 31, 1999 National Dynamics manufactured 60 industrial watertube boilers, which typically ranged in price from approximately $150,000 to $1 million each.

     National Dynamics' primary unit is the "D" design watertube boiler, which accounted for approximately 86% of National Dynamics' boiler sales since the date of the NDC Acquisition. Nebraska Boiler industrial watertube packaged boilers generally utilize the "membrane" tube design, in contrast to Cleaver-Brooks boilers, which utilize the "tangent" tube design, each of which is preferred by certain end users for various reasons. National Dynamics is also one of the few boiler manufacturers that produces "O" and "A" design boilers in addition to the "D" design. Although the "D" design is preferred for most industrial applications, the symmetrically designed "O" and "A" boilers are more readily transportable and better suited for certain uses. "O" design boilers in particular are compact, fully assembled, easily transported by truck, and for these reasons are considered ideal for use as "rental" boilers (boilers installed temporarily to provide supplemental, backup or replacement service). "A" design boilers typically are designed to have greater capacity than the "O" or "D" designs and can be designed to burn a variety of alternative fuels (such as coal, wood and saw dust). "O" and "A" design boilers accounted for approximately 3% and 11%, respectively, of National Dynamics' boiler sales since the date of Acquisition.

     National Dynamics also manufactures industrial watertube boiler components and accessories, such as ducts, stacks, superheaters (an integral unit in the boiler that heats the steam produced by the boiler to temperatures in excess of 750 degreesF for particular industrial applications) and economizers (an integral or add-on unit that captures the heated air and flue gases vented from the boiler's combustion chamber and uses them to preheat water entering the boiler to conserve energy).

     Waste Heat Recovery Systems. National Dynamics designs and produces a variety of packaged, modular and field-erected waste heat recovery systems under the Energy Recovery International or "ERI" brand-name. The general principle behind these systems is that the waste heat generated by a turbine or industrial process can be recaptured and directed into a pressure vessel (resembling a burnerless boiler) to generate hot water or steam, which can in turn be used to drive a turbine to generate electricity (a process referred to as "co-generation") or for other industrial applications. Co-generated electric power may be used internally; however, if it is generated at levels in excess of internal need, which is often the case, the excess electricity is generally sold to the local power company, which has been made possible through the deregulation of the domestic electrical power industry over the last few years. For certain applications, waste heat recovery systems can also be designed to operate with a supplemental heat source, such as a duct burner, that raises the temperature and pressure to levels comparable with conventional boilers.

     NDC's sales of ERI products grew rapidly in the last few years and the Company expects that such growth will continue due to increased demand for energy efficient and environmentally conscious power projects, as well as increased deregulation. Waste heat recovery systems are increasingly popular because they provide an alternative source of power at significantly reduced fuel cost.

     National Dynamics offers complete system design and service, based on the customer's specific needs and requirements. In particular, waste heat recovery systems are generally custom-designed for integration with the individual customer's facility and equipment at the time of construction. For the year ended March 31, 1999, National Dynamics manufactured 24 waste heat recovery systems.

  Sales, Marketing and Customers

     National Dynamics markets its products primarily on the basis of quality, dependability and custom engineering, which is complemented by the longstanding working relationships NDC developed with customers and premier engineering firms. National Dynamics products are marketed worldwide through its 37 sales representatives and distributors, most of whom sell both Nebraska Boiler and ERI products. Since the date of the NDC Acquisition, one customer, Solar Turbines, accounted for approximately 19% of National Dynamics' net sales. National Dynamics now utilizes Cleaver-Brooks' international sales and marketing organization and representatives to market its products internationally.

     National Dynamics sells its products to a diverse customer base in a broad range of industries, with no significant customer concentration other than indicated in the preceding paragraph. Recent customers included Bristol-Myers, Goodyear, Dupont, Conoco, General Mills, Mitsubishi, Chevron, Exxon, Southern Company and 3M.

  Raw Materials and Suppliers

     National Dynamics' primary raw material is steel, and it also purchases finished components for its products, such as burners, tubes, controls, insulation, refractory materials, valves, gauges and pumps. National Dynamics is not dependent on any single supplier for any of its raw material or component needs.

  Manufacturing

     National Dynamics operates three manufacturing facilities, two of which are located in Lincoln, Nebraska and one of which is located in Gonzales, Texas. See "Properties and Employees." National Dynamics has recently begun a program to improve its manufacturing processes through the adoption of cellular manufacturing techniques, just-in-time inventory controls and demand flow processing. These initiatives are expected to minimize scrap, identify manufacturing inefficiencies, significantly reduce manufacturing cycle times and improve manufacturing efficiency and inventory management.

WATER TECHNOLOGIES DIVISION

     With over 50 years of experience, Water Technologies is a world leader in the design and production of water purification and treatment products, systems, aftermarket parts and service for selected commercial, government, military and industrial applications. Water Technologies, which markets and sells its products under the Aqua-Chem brand name, has two product categories: (i) Freshwater and Military Products, which consist of products with relatively standard components and configurations that are generally sold to customers in the military, bottled water and pharmaceutical markets; and (ii) Seawater and Industrial Systems, which consist primarily of large, highly engineered projects and products that generally are sold to customers in markets for seawater desalination and industrial evaporation processes.

  Products and Services

     Water Technologies manufactures products that utilize evaporation, filtration and concentration technologies to create purified water for use in a variety of applications. Water Technologies' primary products are thermal distillation units, which convert seawater or contaminated fresh water into clean water for drinking and manufacturing processes by passing feedwater over a heated surface to create steam that is then condensed as distillate. Water Technologies also offers reverse osmosis units, which pressurize contaminated fresh or salt water to force it through a semipermeable membrane to produce drinking water.

     Freshwater and Military Products. Freshwater and Military Products are primarily pre-engineered water purification and treatment products and systems for the bottled water and pharmaceutical industries and for the military. Water Technologies also provides services and replacement parts for its Freshwater and Military Products. Most Freshwater and Military Products are various types of thermal distillation units, including an all-electric thermal distillation unit that is installed on all U.S. Navy Trident submarines. Aqua-Chem believes that every U.S. aircraft carrier and nuclear submarine utilizes Water Technologies products to purify water for use by onboard personnel. Water Technologies also manufactures a reverse osmosis unit marketed under the "ROWPU" (Reverse Osmosis Water Purification Unit) name that is sold primarily to the U.S. military. Freshwater and Military Products also include heat exchangers, which are used by food, chemical and other industries to cool liquids. For example, the U.S. Navy uses Water Technologies' heat exchangers for seawater cooling of nuclear reactor waste water and feedwater preheating in steam propulsion plants of nuclear aircraft carriers. Freshwater and Military water purification units and heat exchangers generally sell for between $100,000 and $500,000.

     Although individual units may be adapted to meet unique customer specifications, Water Technologies manufactures all Freshwater and Military Products to basic design parameters at its Knoxville, Tennessee facility. Freshwater and Military Products are shipped from the Knoxville facility to the customer as fully-manufactured systems that require a minimum number of piping and electrical connections for installation. Once installed, the unit is ready for operation.

     Seawater and Industrial Systems. Seawater and Industrial Systems are highly engineered systems for land-based and offshore desalination and manufacturing process plants. Water Technologies utilizes a number of thermal distillation technologies to meet the specific needs of its Seawater and Industrial Systems customers. Water Technologies offers both single effect systems, which are low-cost and simple to operate, and multi-effect systems, which conserve energy by linking two, three or more evaporators in series and, as a result, are more popular for industrial applications. For example, Water Technologies has installed a 10 million gallon per day seawater desalination system which produces the entire fresh water supply for the Caribbean island of Aruba. Seawater and Industrial Systems include thermal distillation units used by the pulp and paper industry to concentrate heavy scaling sulfite pulping liquors. Water Technologies also offers reverse osmosis units for industrial applications.

     Many Seawater and Industrial Systems component parts are fabricated, assembled and hydro-tested at the Knoxville facility prior to shipment to the customer's job site, where they are assembled into a field erected plant. Seawater and Industrial Systems are highly project oriented, may take from 10 to 14 months to complete, and are contracted on a fixed-price basis, typically ranging between $1 million and $10 million in installed value.

  Sales, Marketing and Customers

     Water Technologies utilizes a network of over 40 representatives, distributors and licensees worldwide to sell and market its Freshwater and Military Products. Sales representatives are compensated on a commission-only basis, while distributors typically make a profit margin on the purchase and resale of Water Technologies parts. Due to the unique engineering considerations and the magnitude of the projects, most Seawater and Industrial Systems are sold by Water Technologies directly to end-users.

     For the year ended March 31, 1999, Water Technologies had approximately 345 customers worldwide, with no one customer representing more than 11% of its gross sales. Water Technologies' leading customers generally vary from year to year, due in part to the project-oriented nature of many of its Seawater and Industrial Systems. Recent customers include Arvind Mills, the Aruba Water and Energy Authority, and Newport News Shipbuilding. International customers represented approximately 50% of Water Technologies' sales over the last three years, with revenues generated from over 35 countries. Payment terms on international sales are typically denominated in U.S. dollars and satisfied via letters of credit.

     Typically, over half of Water Technologies' annual revenue is based upon fixed-priced, long-term contracts. Generally, the term of the contract for Freshwater and Military Products extends from the order date through shipment, which usually ranges from 4 to 12 months. A start-up or test period may follow shipment and last for 1 to 3 months. Customers are generally billed at the time of shipment. Contract terms for Seawater and Industrial Systems may vary between 10 and 14 months. Seawater and Industrial Systems are contracted on a fixed-priced basis, and customers are billed for work performed according to a pre-arranged schedule detailed in the sales contract. For a further discussion of sales by geographic area, see Note 14 to the Company's Consolidated Financial Statements contained elsewhere herein.

  Product Service and Support

     Water Technologies supports its products with a staff of engineers and service specialists who provide parts, service, technical training, service publications, overhaul and repair for customers around the world. For instance, Water Technologies provides qualified technical training anywhere in the world through a team of training specialists who work closely with customers to develop productive and dependable operators for all equipment.

     When service is needed, Water Technologies dispatches a qualified service representative who assesses the customer's system and its repair requirements. To meet customer needs quickly, Water Technologies distributors maintain authorized parts and service centers across the continental United States, as well as service centers in Alaska, Canada, South America, Northern Europe, Southeast Asia, the Middle East and India.

  Raw Materials and Suppliers

     Water Technologies utilizes a wide variety of raw materials in the construction of its products, including copper-nickel, alloys, stainless steel, electrical control systems and a number of plastic and metal component parts. Water Technologies maintains relationships with a select group of suppliers to leverage its purchasing power and may enter into purchasing agreements to ensure a reliable source of materials. Water Technologies has never experienced a significant shortage of raw materials.

  Manufacturing

     Water Technologies' primary production facility is located in Knoxville, Tennessee. The Knoxville plant, an ISO 9001 certified facility, provides fabrication, machining, welding and assembly work for the production of both Freshwater and Military Products and the component parts of Seawater and Industrial Systems. Units are tested at the Knoxville plant prior to shipment to the customer's site for installation. The Division is currently implementing cellular manufacturing techniques, just-in-time inventory controls and demand-flow processing to improve manufacturing efficiency and reduce production costs.

     The Seawater and Industrial Systems business also utilizes subcontract manufacturers in connection with international contracts when Aqua-Chem believes that doing so provides a competitive advantage. To implement this international subcontracting strategy, Water Technologies employs pre-qualified subcontractors and project managers who are responsible for ensuring that quality, schedule and other specifications of its Seawater and Industrial Systems contracts are met. These project managers are supported by engineers who specialize in the erection, commissioning, performance testing and overall service and troubleshooting of the systems.

     Water Technologies shares an applied engineering and product development facility with Cleaver-Brooks for evaluating the practical application of evaporator technology on a broad range of processing needs. This capability is an important part of Water Technologies' operations, enabling it to test the performance and cost effectiveness of the systems it offers.

COMPETITION

     The Company operates in a highly competitive environment. It competes directly and indirectly with other manufacturers of industrial and commercial boilers and water desalination and process evaporation systems, as well as with manufacturers of parts and components for all of the foregoing.

FOREIGN SALES

     Aqua-Chem does not rely on any one country for the majority of its foreign sales. For a further discussion of sales by geographic area, see Note 14 to the Company's Consolidated Financial Statements contained elsewhere herein.

REPORTING REQUIREMENTS

     The Company is required to file annual reports, documents and other reports with the SEC by Section 13 or 15(d) of the Exchange Act, as well as pursuant to the Indenture. These reports are required to be provided to the Trustee and security holders and are intended to be the Company's form of reporting to its security holders. The Company's annual reports will contain certain financial information which has been examined and reported on, with an opinion expressed by an independent public or certified public accountant.

INTELLECTUAL PROPERTY

     The Company has a number of United States and foreign patents, patent applications, patent licensing agreements, trademarks, trademark applications and copyrights. The Company does not consider its business to be materially dependent upon any patent, patent application, patent license agreement, trademark, trademark application or copyright.

ITEM 2. PROPERTIES.

PROPERTIES AND EMPLOYEES

     The following table sets forth certain information regarding the Company's properties and employees as of March 31, 1999:

                                                                                               APPROXIMATE
                                                                     APPROXIMATE                NUMBER OF
                                                                       SQUARE                  EMPLOYEES AT
                                                 USAGE                 FOOTAGE     OWNERSHIP     FACILITY
                                                 -----               -----------   ---------   ------------
Milwaukee, Wisconsin..............  Aqua-Chem, Inc.                     81,000     Leased (a)       220
                                    Corporate Headquarters
Milwaukee, Wisconsin..............  Cleaver-Brooks and Water            27,000     Owned              9
                                    Technologies
                                    Product Development and Design
Greenville, Mississippi...........  Cleaver-Brooks                      88,000     Leased (b)        72(b)
                                    Manufacturing (Commercial and
                                    Industrial Watertube Boilers)
Stratford, Ontario, Canada........  Cleaver-Brooks of Canada, Ltd.      74,000     Owned            103(c)
                                    Manufacturing (Firetube and
                                    Commercial Watertube Boilers)
Mexico City, Mexico...............  Cleaver-Brooks de Mexico            40,000     Owned             48(c)
                                    Manufacturing (Miscellaneous
                                    Parts and Components)
Thomasville, Georgia..............  Cleaver-Brooks                     185,000     Owned            213
                                    Manufacturing (Firetube
                                    Boilers)
Knoxville, Tennessee..............  Water Technologies                 162,000     Owned            157
                                    Manufacturing
Monroe, Wisconsin.................  Cleaver-Brooks                      81,000     Owned             94(c)
                                    Manufacturing (Burners and
                                    Combustion and Emissions
                                    Controls)
Lincoln, Nebraska.................  National Dynamics                  150,000     Owned            221(c)
                                    Manufacturing (Industrial
                                    Watertube Boilers, Waste Heat
                                    Recovery Systems)
Lincoln, Nebraska.................  National Dynamics                   50,000     Owned             60
                                    Manufacturing (Fabricated Steel
                                    Components)

                                                                                               APPROXIMATE
                                                                     APPROXIMATE                NUMBER OF
                                                                       SQUARE                  EMPLOYEES AT
                                                 USAGE                 FOOTAGE     OWNERSHIP     FACILITY
                                                 -----               -----------   ---------   ------------
Gonzales, Texas...................  National Dynamics                   75,000     Owned             98
                                    Manufacturing (Industrial
                                    Watertube Boilers, Waste Heat
                                    Recovery Systems and Fabricated
                                    Steel Products)
Elk Grove Village, Illinois.......  CB-Kramer Sales & Service, Inc.     46,000     Leased (d)        36
                                    Sales, Service, Warehouse
Lebanon, Pennsylvania.............  (e)                                164,000     Owned  (e)        --(e)
                                                                                                  -----
                                                                                    Total:        1,331
                                                                                                  =====

---------------

(a) The Company was formerly a limited partner in a partnership that owned this facility. In July 1998 the partnership sold this facility to a third party and the partnership was liquidated. The Company occupies the facility under a lease which expires in June 2006.

(b) The Company plans to close the Greenville facility and transfer all production currently located there to other Company facilities. The process of transferring production is expected to be completed, and the Greenville facility closed during the first half of fiscal 2000. The Company has entered into an agreement with the union representing production workers at the Greenville facility regarding the transfer of production and closure of that facility. The Company occupies this facility under a year to year lease which automatically renews until 2061 unless terminated by either party upon six months' notice.

(c) As of March 31, 1999, approximately 26% of the Company's employees were represented by various unions. The Company's agreements with its unions expire on June 5, 2000 in Stratford, Ontario; on February 1, 2000 in Mexico City, Mexico; on January 19, 2001 in Monroe, Wisconsin and on October 31, 1999 in Lincoln, Nebraska. In the last five years the Company has experienced one strike, in 1994, by the employees represented by the International Boilermakers Union at NDC's main manufacturing facility in Lincoln. The strike lasted approximately six weeks in connection with a dispute over employee contributions for health benefits.

(d) The Company occupies this facility under a lease which expires in November 1999.

(e) As of March 31, 1999 the Company's Lebanon, Pennsylvania facility, a 164,000 square foot manufacturing plant, is partially leased to third parties. On May 27, 1999 the Company consummated the sale of this facility and received net proceeds of $1.2 million, which approximates its carrying value as reflected at March 31, 1999.

ITEM 3. LEGAL PROCEEDINGS.

ENVIRONMENTAL AND RELATED MATTERS

     The Company is subject to a variety of foreign, federal, state and local laws and regulations relating to the use, storage, handling, generation, transportation, treatment, emission, discharge, disposal and remediation of, and exposure to, hazardous and non-hazardous substances, materials, and wastes ("Environmental Laws"). The Company is also subject to laws and regulations governing employee health and safety.

     As part of the due diligence process associated with the Management Buy-Out and the NDC Acquisition, environment audits were performed at all of the Company's locations. The Company is in the process of taking action to implement recommendations at certain on-site locations, which actions may include further investigation or monitoring and possibly remediation. The Company does not currently believe that the costs associated with these matters will have a material adverse effect on the results of operations or the financial condition of the Company.

     The Company has sold properties, and in certain cases, has retained responsibility for environmental issues related to periods prior to the sale. The Company is currently unaware of any subsequent property owners asserting environmental claims related to such properties.

     Although the Company believes that there are no currently existing environmental conditions that would require the Company to incur costs that would have a material impact on the Company, there can be no assurance that additional environmental situations will not arise or be discovered, either with respect to the Company's existing or formerly owned facilities, which could have a material adverse effect on the Company's business, results of operations or financial conditions.

LEGAL PROCEEDINGS

     The Company has been named as one of a number of defendants in approximately 8,900 lawsuits (of which approximately 6,100 are still pending) alleging personal injury arising from exposure to asbestos-containing materials allegedly contained in certain boilers manufactured by the Company or its subsidiaries in the past. The Company believes that substantially all of these lawsuits are without merit and has not admitted liability or been found liable for the plaintiff's injuries in any of these cases. The Company has disposed of the vast majority of the closed cases without any payment whatsoever by the Company or its insurers to the plaintiffs, and is vigorously defending the open cases, although many may not be resolved for several years. Because the pleadings generally do not specify the amount of damages sought, and because the Company is typically only one of numerous defendants initially named and it is impossible to determine the Company's proportionate share of liability, if any, to the plaintiffs, the Company cannot calculate its total potential liability in these cases. However, based on its historical experience, the Company believes that it has adequate indemnity as well as insurance coverage from a number of different insurance carriers for any potential liability it may face as a result of such claims, as well as liability resulting from its agreement to bear a portion of the defense costs and indemnity payments with regard to these suits. The Company has established a reserve on its balance sheet to cover any such exposure and believes this reserve to be adequate. It is the view of management that the final resolution of said claims and other similar claims which are likely to arise in the future will not individually or in the aggregate have a material effect on the Company's financial position or results of operations, although no assurance to that effect can be given.

     The Company is involved in various other litigation matters arising in the normal course of business. It is the view of management that the Company's recovery or liability, if any, under pending litigation is not expected to have a material effect on the Company's financial position or results of operations, although no assurance to that effect can be given.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended March 31, 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

     There is no established public trading market for any equity securities of the Registrant.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth selected historical financial data of Aqua-Chem as of and for: (i) the year ended December 31, 1996 derived from the consolidated financial statements of Aqua-Chem, which have been audited by KPMG LLP, Milwaukee, Wisconsin and are included elsewhere herein; (ii) each of the years ended December 31, 1995, and 1994, derived from the consolidated financial statements of Aqua-Chem, which have been audited by KPMG LLP, Milwaukee, Wisconsin but are not included elsewhere herein; (iii) the seven-month period ended July 31, 1997, the five-month period ended December 31, 1997, the three months ended March 31, 1998, and the year ended March 31, 1999, derived from the consolidated financial statements of Aqua-Chem, which have been audited by Arthur Andersen LLP, Milwaukee, Wisconsin, and are included elsewhere herein. Additionally, the unaudited three month period ended March 31, 1999 is included. This table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations of Aqua-Chem" and the consolidated financial statements of Aqua-Chem included elsewhere herein.

                                            PRE-BUY-OUT BASIS OF ACCOUNTING
                              ------------------------------------------------------------
                                                               THREE MONTHS   SEVEN MONTHS
                                 YEAR ENDED DECEMBER 31,          ENDED          ENDED
                              ------------------------------    MARCH 31,       JULY 31,
                                1994       1995       1996         1997         1997(A)
                              --------   --------   --------   ------------   ------------
                                                 (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS
 DATA:
Net sales...................  $187,486   $183,368   $199,552     $34,972        $99,618
Cost of goods sold..........   144,490    148,650    153,446      26,276         73,656
                              --------   --------   --------     -------        -------
 Gross margin...............    42,996     34,718     46,106       8,696         25,962
Selling, general and
 administrative expenses....    40,981     37,772     34,446       8,427         23,323
Restructuring charges(b)....     9,011      4,593      5,038          --             --
                              --------   --------   --------     -------        -------
 Operating income (loss)....    (6,996)    (7,647)     6,622         269          2,639
Other income (expense):
 Interest income............       252        358        464         184            450
 Interest expense...........    (1,200)    (1,663)    (1,448)       (307)          (753)
 Other income (expense).....       639      2,635       (806)         16            110
                              --------   --------   --------     -------        -------
Earnings (loss) before
 income taxes, minority
 interest and extraordinary
 item.......................    (7,305)    (6,317)     4,832         162          2,446
Income tax expense (benefit)...   (2,806)      189       507          48            421
Minority interest in
 earnings (loss) of
 consolidated subsidiary....       179        (52)       231          55            171
                              --------   --------   --------     -------        -------
Net income (loss) before
 extraordinary item.........    (4,678)    (6,454)     4,094          59          1,854
Extraordinary item, net of
 tax........................        --         --         --          --             --
                              --------   --------   --------     -------        -------
 Net income (loss)..........  $ (4,678)  $ (6,454)  $  4,094     $    59        $ 1,854
                              ========   ========   ========     =======        =======
OTHER FINANCIAL DATA:
EBITDA(c)...................  $ (3,028)  $ (4,494)  $  9,606     $ 1,130        $ 4,329
Adjusted EBITDA(d)..........      (417)    (3,286)    10,017       1,130          4,329
Gross profit margin.........      22.9%      18.9%      23.1%       24.9%          26.1%
Total depreciation and
 amortization...............  $  3,968   $  3,153   $  2,984     $   861        $ 1,690
Capital expenditures........     1,594      4,867      2,789         360          2,195
Cash provided by (used in)
 operating activities.......       891     (1,551)     8,052       1,973          4,857
Cash provided by (used in)
 investing activities.......     1,973       (939)    (1,025)        781           (881)
Cash provided by (used in)
 financing activities.......    (1,498)       538      1,492          70              6
BALANCE SHEET DATA (AT END
 OF PERIOD):
Total assets................  $104,133   $101,381   $101,000     $95,957        $    --
Total debt..................    18,098     18,636     20,128      20,198             --
Redeemable preferred
 stock......................        --         --         --          --             --
Stockholders' equity
 (deficit)..................    42,254     36,636     39,960      39,890             --

                                  POST-BUY-OUT BASIS OF ACCOUNTING
                              -----------------------------------------
                              FIVE MONTHS    THREE MONTHS      YEAR
                                 ENDED          ENDED          ENDED
                              DECEMBER 31,    MARCH 31,      MARCH 31,
                                1997(A)          1998          1999
                              ------------   ------------   -----------
                                       (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS
 DATA:
Net sales...................    $ 91,541       $ 36,806      $220,404
Cost of goods sold..........      66,333         27,522       169,260
                                --------       --------      --------
 Gross margin...............      25,208          9,284        51,144
Selling, general and
 administrative expenses....      17,136          8,910        43,791
Restructuring charges(b)....          --             --         5,881
                                --------       --------      --------
 Operating income (loss)....       8,072            374         1,472
Other income (expense):
 Interest income............         202            148           500
 Interest expense...........      (2,559)        (1,463)      (12,842)
 Other income (expense).....          57            (69)           62
                                --------       --------      --------
Earnings (loss) before
 income taxes, minority
 interest and extraordinary
 item.......................       5,772         (1,010)      (10,808)
Income tax expense (benefit)       2,289           (337)       (3,919)
Minority interest in
 earnings (loss) of
 consolidated subsidiary....         174             72           300
                                --------       --------      --------
Net income (loss) before
 extraordinary item.........       3,309           (745)       (7,189)
Extraordinary item, net of
 tax........................          --             --        (1,260)
                                --------       --------      --------
 Net income (loss)..........    $  3,309       $   (745)     $ (8,449)
                                ========       ========      ========
OTHER FINANCIAL DATA:
EBITDA(c)...................    $  9,356       $  1,079      $  6,888
Adjusted EBITDA(d)..........      10,043          1,079        14,565
Gross profit margin.........        27.5%          25.2%         23.2%
Total depreciation and
 amortization...............    $  1,284       $    705      $  5,416
Capital expenditures........       1,197            584         3,187
Cash provided by (used in)
 operating activities.......       9,311         (6,556)       (2,866)
Cash provided by (used in)
 investing activities.......     (50,699)          (573)      (51,829)
Cash provided by (used in)
 financing activities.......      40,715            (51)       55,437
BALANCE SHEET DATA (AT END
 OF PERIOD):
Total assets................    $124,661       $110,250      $178,231
Total debt..................      59,691         59,671       125,000
Redeemable preferred
 stock......................       7,365          7,519         4,944
Stockholders' equity
 (deficit)..................       3,638          2,789        (6,925)

---------------

(a) On July 31, 1997, Aqua-Chem management and its shareholders acquired Aqua-Chem in the Management Buy-Out, which was accounted for as a purchase. As a result, all periods presented prior to August 1, 1997 were prepared using Aqua-Chem's historical basis of accounting. All periods presented subsequent to July 31, 1997 reflect the fair values of the assets acquired and liabilities assumed in the Management Buy-Out.

(b) For 1994 and 1995, reflects restructuring charges required to complete the 1994 Restructuring. For 1996, reflects restructuring charges required to complete the 1996 Restructuring. For the year ended March 31, 1999, reflects restructuring charges to complete the 1998 and 1999
     Restructurings. For further information on such restructurings, see "Management's Discussion and Analysis of Financial Condition and Results of Operations of Aqua-Chem," and Note 3 to the Consolidated Financial Statements of Aqua-Chem included in Item 8 herein.

(c) EBITDA is defined as operating income before depreciation and amortization. While EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles ("GAAP") and should not be considered as an indicator of operating performance or an alternative to cash flow (as measured by GAAP) as a measure of liquidity, it is included herein because management believes that certain investors find it to be a useful tool for measuring the ability of the Company to meet its future debt service capital expenditures and working capital requirements. When evaluating EBITDA, the Company's minimum annual principal repayments of long-term debt and other long-term commitments as well as cash flows from operating, investing, and financing activities should also be considered. See the Consolidated Statements of Cash Flows of Aqua-Chem and the related notes thereto included in Item 8 herein. In addition, see the Company's discussion of liquidity and capital resources as disclosed within Management's Discussion and Analysis of Financial Condition and Results of Operations of Aqua-Chem.

(d) Adjusted EBITDA for the periods presented is defined as EBITDA excluding non-cash restructuring charges, and, in the five months ended December 31, 1997 and the year ended March 31, 1999, excludes $687 and $1,796, respectively, of non-cash purchase accounting adjustments to cost of goods sold related to writing up inventory to fair market value at the time of the Management Buy-Out and at the time of the NDC Acquisition, respectively.

                       UNAUDITED PRO FORMA FINANCIAL DATA

     The unaudited pro forma financial data include the unaudited pro forma consolidated statement of operations of the Company for the twelve months ended December 31, 1997 (the "Pro Forma Statement of Operations"). The Pro Forma Statement of Operations gives effect to the Management Buy-Out as if it had occurred on January 1, 1997 and represents Aqua-Chem's Statement of Operations for the period January 1, 1997 to July 31, 1997, prepared using Aqua-Chem's historical basis of accounting and Aqua-Chem's Statement of Operations for the period August 1, 1997 to December 31, 1997, prepared under a new basis of accounting that reflects the fair values of assets acquired and liabilities assumed, the related financing cost and all debt incurred in connection with the Management Buy-Out, on a combined basis, adjusted as described in the footnotes.

     The Pro Forma Financial Statement is based on certain estimates and assumptions made by the management of the Company as to the operations of Aqua-Chem which the Company believes to be reasonable. The Pro Forma Financial Statements do not purport to be indicative of the results of operations or financial position of Aqua-Chem that actually would have been obtained had the Management Buy-Out been completed as of the assumed date, or to project the results of operations or financial position of the Company for any future date or period.

     The Pro Forma Financial Statement should be read in conjunction with the financial statements of Aqua-Chem included elsewhere herein. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations of Aqua-Chem, Inc.".

     The Pro Forma Statement of Operations is included in order to make comparisons to the years ended March 31, 1999 and December 31, 1996 in "Management's Discussion and Analysis of Financial Condition and Results of Operations of Aqua-Chem, Inc.".

            UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

                                                  HISTORICAL
                                  -------------------------------------------                    PRO FORMA
                                  SEVEN MONTHS   FIVE MONTHS    TWELVE MONTHS                  TWELVE MONTHS
                                     ENDED          ENDED           ENDED       MANAGEMENT         ENDED
                                    JULY 31,     DECEMBER 31,   DECEMBER 31,      BUY-OUT      DECEMBER 31,
                                      1997           1997           1997        ADJUSTMENTS        1997
                                  ------------   ------------   -------------   -----------    -------------
                                                            (DOLLARS IN THOUSANDS)
Net sales.......................    $99,618        $91,541        $191,159        $    --        $191,159
Cost of goods sold..............     73,656         66,333         139,989            961(a)      140,950
                                    -------        -------        --------        -------        --------
  Gross margin..................     25,962         25,208          51,170           (961)         50,209
Selling, general and
  administrative expenses.......     23,323         17,136          40,459         (1,083)(a)      39,376
                                    -------        -------        --------        -------        --------
Operating income................      2,639          8,072          10,711            122          10,833
Other income (expenses):
  Interest income...............        450            202             652           (193)(b)         459
  Interest expense..............       (753)        (2,559)         (3,312)        (2,433)(c)      (5,745)
  Other.........................        110             57             167             52(d)          219
                                    -------        -------        --------        -------        --------
                                       (193)        (2,300)         (2,493)        (2,574)         (5,067)
Income before income taxes and
  minority interest.............      2,446          5,772           8,218         (2,452)          5,766
Income tax expense..............        421          2,289           2,710           (421)(e)       2,289
Minority interest in earnings of
  consolidated subsidiary.......        171            174             345             --             345
                                    -------        -------        --------        -------        --------
Net income from operations......    $ 1,854        $ 3,309        $  5,163        $(2,031)       $  3,132
                                    =======        =======        ========        =======        ========

     See Notes to Unaudited Pro Forma Consolidated Statement of Operations.

       NOTES TO UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

(a) Reflects the historical results of operations of Aqua-Chem adjusted for the period from January 1, 1997 to the Management Buy-Out date as follows:

                                                                  COST OF      SELLING, GENERAL
                                                                 GOODS SOLD   AND ADMINISTRATIVE
                                                                 ----------   ------------------
   Additional depreciation expense due to the recording of
     fixed assets at fair market value.........................     $961           $   290
   Reduction of postretirement benefits expense due to the
     recognition of the full accumulated postretirement benefit
     liability.................................................       --              (102)
   Amortization of intangible assets resulting from the
     Management Buy-Out (40 year amortization).................       --                20
   Elimination of certain payments to management from the
     Management Buy-Out (See "Management -- Executive
     Compensation" and "Certain Relationships and Related
     Transactions -- Management Agreements.")..................       --            (1,291)
                                                                    ----           -------
                                                                    $961           $(1,083)
                                                                    ====           =======

(b) Reflects a reduction of interest income for $6,600 of cash used in the Management Buy-Out at a rate of 5.0%.

(c)  Reflects additional interest expense determined as follows:

   Amortization of deferred financing costs....................  $   333
   Annualized interest on existing subordinated debt ($21,000 @
     10.5%)....................................................    2,205
   Annualized interest on existing revolving credit facility
     ($5,000 @ 8.0%)...........................................      400
   Annualized interest on existing term loan facility ($40,000
     @ 8.0%)...................................................    3,200
   Less: interest on $6,000 of principal payments against the
     existing debt.............................................     (393)
                                                                 -------
                                                                   5,745
   Less: historical interest expense...........................   (3,312)
                                                                 -------
                                                                 $ 2,433
                                                                 =======

     A one-eighth of 1% (0.125%) change in the interest rate payable on the outstanding amount of the existing revolving credit facility would change annual interest expense by $6 before the effect of income taxes.

(d) Reflects the elimination of amortization of deferred financing for debt retired in conjunction with the Management Buy-Out.

(e) Reflects the pro forma tax effects of all adjustments using Aqua-Chem's consolidated effective tax rate for the applicable period. See Note 9 to Aqua-Chem's consolidated financial statements for a reconciliation from the statutory tax rate to the effective tax rate.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements of Aqua-Chem appearing elsewhere herein. For information regarding the pro forma financial condition of Aqua-Chem, see "Unaudited Pro Forma Financial Data" and "-- Liquidity and Capital Resources."

     On December 30, 1998, Aqua-Chem elected to change the date of its fiscal year-end to March 31. As a result, the fiscal year ended March 31, 1999 is compared to the pro forma twelve months ended December 31, 1997. Additionally, the three month transition period ended March 31, 1998 is included for comparison against the three month period ended March 31, 1997.

     Due to purchase accounting adjustments resulting from the Management Buy-Out on July 31, 1997, the seven-month period ended July 31, 1997 and the five-month period ended December 31, 1997 are not comparable in all material respects. The financial data for the seven-month period ended July 31, 1997 and the five-month period ended December 31, 1997 are presented within "Selected Financial Data of Aqua-Chem." The pro forma financial data for the twelve months ended December 31, 1997 was prepared using Aqua-Chem's historical results for the year then ended, adjusted to reflect the Management Buy-Out as if the Management Buy-Out had occurred on January 1, 1997. See footnote (a) to the Notes to Unaudited Pro Forma Consolidated Statements of Operations under "Unaudited Pro Forma Financial Data." See also "Business -- History" for further description of the Management Buy-Out. The pro forma financial data for the twelve months ended December 31, 1997 is discussed below in order to make comparisons to the years ended March 31, 1999 and December 31, 1996.

RESULTS OF OPERATIONS

     Composition of net sales and gross margins for Cleaver-Brooks, Water Technologies and National Dynamics for the periods indicated is listed below, as well as additional financial data.

                                                        PRO FORMA
                                                          TWELVE                   THREE MONTHS ENDED
                                                          MONTHS                        MARCH 31,
                                         YEAR ENDED       ENDED       YEAR ENDED   -------------------
                                        DECEMBER 31,   DECEMBER 31,   MARCH 31,       1997
                                            1996           1997          1999      (UNAUDITED)   1998
                                        ------------   ------------   ----------   -----------   -----
                                                            (DOLLARS IN MILLIONS)
Net sales:
  Cleaver-Brooks......................     $155.6         $154.9        $139.7        $27.3      $28.1
  National Dynamics...................         --             --          46.4           --         --
  Water Technologies..................       44.0           36.3          34.3          7.7        8.7
                                           ------         ------        ------        -----      -----
          Total.......................     $199.6         $191.2        $220.4        $35.0      $36.8
                                           ======         ======        ======        =====      =====
Gross margin:
  Cleaver-Brooks......................     $ 37.3         $ 41.7        $ 35.8        $ 6.9      $ 7.4
  National Dynamics...................         --             --           7.6           --         --
  Water Technologies..................        8.8            8.5           7.7          1.8        1.9
                                           ------         ------        ------        -----      -----
          Total.......................     $ 46.1         $ 50.2        $ 51.1        $ 8.7      $ 9.3
                                           ======         ======        ======        =====      =====
Selling, general and administrative
  expenses............................     $ 34.4         $ 39.4        $ 43.8        $ 8.4      $ 8.9
Restructuring Charges.................        5.0             --           5.9           --         --
                                           ------         ------        ------        -----      -----
Operating income (loss)...............     $  6.6         $ 10.8        $  1.5        $ 0.3      $ 0.4
                                           ======         ======        ======        =====      =====
Other income (expense)................     $ (1.8)        $ (5.1)       $(12.3)       $(0.1)     $(1.4)
                                           ======         ======        ======        =====      =====
Net income (loss).....................     $  4.1         $  3.1        $ (8.4)       $ 0.1      $(0.8)
                                           ======         ======        ======        =====      =====

  Year Ended March 31, 1999 Compared To Twelve Months Ended December 31, 1997 (Pro Forma)

     Net Sales. Net sales for 1999 increased $29.2 million (15.3%) to $220.4 million from $191.2 million. This increase was attributable to the NDC Acquisition which occurred on June 23, 1998. National Dynamics contributed $46.4 million in net sales since the date of acquisition. Net sales of Cleaver-Brooks declined $15.2 million (9.8%). $6.0 million of the decrease resulted from the sale of the contract machining business in October 1997 with the remainder attributable to soft orders for watertube and firetube boilers. Net sales of watertube boilers declined $7.2 million and $2.5 million for firetube boilers. Within the firetube boilers net sales of the premium product declined $7.1 million which was partially offset by increases in the newly introduced, baseline products. The declines are in substantial part the result of the economic crisis in Asia and its effect on the domestic markets. Water Technologies' sales decreased $2.0 million (5.5%) primarily due to a large land-based water desalination project for which revenue was recognized during fiscal 1997 without a similar project in 1999.

     Gross Margin. Gross margin increased $0.9 million (1.8%) in 1999 to $51.1 million from $50.2 million for 1997. The gross margin percentage decreased 3.1% to 23.2% primarily due to the inclusion of National Dynamics operations for the first time in 1998. Margins at National Dynamics reflected an inventory write-up of $1.8 million at the date of the NDC Acquisition. This inventory was substantially sold in the following quarter. Additionally, after adjustment for the inventory write-up, National Dynamics' gross margin is 20.3% which is substantially less than Aqua-Chem's normal margins without National Dynamics. The gross margin percentage of Cleaver-Brooks declined 1.3% to 25.6%. This decline is attributable to the shift in sales in of firetube boilers from the premium product to the baseline product, which has a lower gross margin percentage, as well as, manufacturing inefficiencies related to the closure of the Greenville facility. Water Technologies' gross margin percentage declined 1.0% to 22.4%. This decline is attributable to the higher gross margin percentage on the large land-based water desalination project in 1997.

     Selling, General and Administrative Expenses. Selling, general and administrative expense increased $4.4 million (11.2%) in 1999 to $43.8 million. The NDC Acquisition in June 1998 increased selling, general and administrative expenses $5.2 million. This increase was partially reduced by reduced commissions due to the decline in volume and reduced bonus and profit sharing expenses due to the decreased profitability.

     Restructuring Charges. A restructuring charge of $4.7 million was recorded in 1999 as a result of the Board of Directors' approval of the closure of the Greenville, MS facility. The provision included $2.9 million to write down the value of certain fixed assets, $1.0 million for employee termination payments and $0.8 million for other costs related to closing the existing facility. In response to a worldwide decline in demand for boiler equipment as compared to previous years, Aqua-Chem approved the 1999 Restructuring Plan designed to reduce headcount to mitigate the effects of this decreased demand. As a result, Aqua-Chem recorded an additional restructuring charge of $1.2 million related to employee termination payments and outplacement services.

     Operating Income. For the reasons set forth above, operating income decreased $9.3 million to $1.5 million. Excluding the $5.9 million in total restructuring charges, operating income decreased $3.4 million to $7.4 million in fiscal 1999.

     Other Income (Expense). Other income (expense) for 1999 was an expense of $12.3 million as compared to an expense of $5.1 million for 1997, resulting in a difference of $7.2 million (141.2%). This difference is due to higher interest expense as a result of the increased debt issued in conjunction with the subordinated debt offering. See "-- Liquidity and Capital Resources."

  Twelve Months Ended December 31, 1997 (Pro Forma) Compared To Year Ended December 31, 1996

     Pro Forma Net Sales. Pro forma net sales declined $8.4 million (4.2%) in 1997 to $191.2 million from $199.6 million in 1996. Net sales attributable to Cleaver-Brooks were relatively stable at $154.9 million in 1997, primarily due to a decline of $5.5 million in sales to the Asia Pacific region and $2.0 million in reduced sales resulting from the sale of two small product lines, offset by continued strong domestic demand for firetube boilers. Net sales attributable to Water Technologies decreased $7.7 million (17.5%) to $36.3 million in 1997, primarily due to the deferral of certain significant orders for water purification and treatment systems during the period, partially offset by increased demand for distillation systems for pharmaceutical and offshore oil applications.

     Pro Forma Gross Margin. Pro forma gross margin increased $4.1 million (8.9%) in 1997 to $50.2 million from $46.1 million in 1996 despite a 4.2% decline in net sales. Gross margin as a percentage of net sales improved to 26.3% in 1997 from 23.1% in 1996 due to (i) improved manufacturing efficiencies at Aqua-Chem's Thomasville boiler plant, (ii) improvements in the product mix,
(iii) the completion of a large, unprofitable water purification and treatment project in 1996 for which the Company accrued $2.0 million in 1996 for additional estimated losses and (iv) the in-sourcing of certain key boiler components.

     Pro Forma Selling, General and Administrative Expenses. Pro forma selling, general and administrative expenses were $39.4 million in 1997, an increase of $5.0 million (14.3%) from $34.4 million in 1996. Selling, general and administrative expenses as a percentage of net sales was 20.6% in 1997 as compared with 17.3% in 1996. This increase was due primarily to a $1.0 million increase in information systems spending and increased travel expenditures related to Aqua-Chem's sales and marketing efforts as such expenditures returned to normalized levels following their curtailment in 1996.

     Restructuring Charges. Aqua-Chem did not record any restructuring charges in 1997 as compared with $5.0 million in 1996 related to the 1996 Restructuring.

     Pro Forma Operating Income. For the reasons set forth above, pro forma operating income increased $4.2 million (63.6%) in 1997 to $10.8 million from $6.6 million in 1996.

     Pro Forma Other Income (Expense). Pro forma other income (expense) for 1997 was an expense of $5.1 million as compared to an expense of $1.8 million in 1996, resulting in an increase of $3.3 million (183.1%). This difference was due primarily to the increase in interest expense of $4.3 million as a result of increased debt issued in conjunction with the Management Buy-Out. This increase is offset by a $0.3 million loss recorded in 1996 for additional charges related to a disposed product line.

  Seven Months Ended July 31, 1997 And Five Months Ended December 31, 1997

     In addition to the comparative analysis of the pro forma operating results for the year ended December 31, 1997 presented above, the following paragraphs will specifically address the actual results for the seven months ended July 31, 1997 and the five months ended December 31, 1997. As noted on the accompanying Selected Financial Data table, these periods have a different basis of accounting as a result of the Management Buy-Out effective on July 31, 1997. For a comparative analysis of the 1997 operating results to 1996, see the narrative presented above.

     Net Sales and Gross Margin. Net sales and gross margin for the seven months ended July 31, 1997 were $99.6 million and $26.0 million, respectively. The net sales and gross margin for the five months ended December 31, 1997 were $91.5 million and $25.2 million, respectively. The gross margin as a percentage of net sales for those periods was 26.1% and 27.5%, respectively. The higher gross margin for the five month period of December 31, 1997 results from the mix of products and higher production levels in that period. A comparison to 1996 gross margin levels is described above.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the seven months ended July 31, 1997 and five months ended December 31, 1997 were $23.3 million and $17.1 million, respectively. This represents 23.4% and 18.7% as a percentage of net sales for the respective periods. The significantly higher costs as a percentage of sales in the seven months ended July 31, 1997, is attributable to higher information systems costs and travel expenses in the first seven months of the year. These amounts also include certain payments to management in conjunction with the Management Buy-Out of $1.3 million.

     Other Income. Other income (expense) for the seven months ended July 31, 1997 and the five months ended December 31, 1997 was ($193) and ($2,300), respectively. The substantially higher expenses in the five months ended December 31, 1997 result primarily from the higher interest expense associated with the increased debt issued in conjunction with the Management Buy-Out.

  Three Months Ended March 31, 1998 Compared To Three Months Ended March 31,
1997

     Net Sales. Net sales for the three month period ended March 31, 1998 increased $1.8 million (5.2%) to $36.8 million from $35.0 million. Net sales attributable to Cleaver-Brooks increased $0.8 million (2.9%). The increased sales resulted from volume improvements for firetube boilers, commercial watertube boilers and parts and a substantial increase in Cleaver-Brooks de Mexico's operation with an offsetting decrease resulting from the sale of the
contract machining business in October, 1997 representing $       of the
offsetting decrease. Net sales attributable to Water Technologies increased $1.0 million (13.0%) to $8.7 million, primarily due to a large land-based water desalination project.

     Gross Margin. Gross margin increased $0.6 million (6.8%) to $9.3 million from $8.7 million for the same period in 1997. The gross margin percentage improved to 25.2% from 24.9% primarily due to continued improvements in throughput in Cleaver-Brooks' manufacturing facilities and improved parts margins at Cleaver-Brooks.

     Selling, General and Administrative Expenses. Selling, general and administrative expense increased $0.5 million (5.7%) to $8.9 million, primarily due to continued increased commissions earned by sales representatives from the higher sales volume and higher costs reported by the Mexico operations resulting from consolidation of an additional month of operating results with Aqua-Chem. Selling, general and administrative expense as a percentage of net sales was 24.2% compared to 24.1% for the prior year period.

     Operating Income. For the reasons set forth above, operating income increased $0.1 million, to $0.4 million from $0.3 million for the three month period ended March 31, 1997.

     Other Income (Expense). Other income (expense) for the three months ended March 31, 1998 was an expense of $1.4 million as compared to an expense of $0.1 million for the same period in 1997, resulting in a difference of $1.3 million (1193.5%). This difference is due to increased debt issued in conjunction with the Management Buy-Out.

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operating activities was $2.9 million for the year ended March 31, 1999 compared to cash provided of $14.2 million for the twelve months ended December 31, 1997. The decrease of $17.1 million was attributable primarily to additional interest payments related to the Subordinated Notes described below and an increase in accounts receivable due to slower collection related to National Dynamics. For the fiscal year ended December 31, 1996, cash provided by operating activities was $8.1 million.

     Cash used in investing activities was $51.9 million for the year ended March 31, 1999 compared to $51.8 million for the twelve months ended December 31, 1997 and $1.0 million in 1996. The current period included $48.5 million for the NDC Acquisition. Capital expenditures for the current period were $3.2 million as compared to $3.4 million for the twelve months ended December 31, 1997 and $2.8 million in fiscal 1996. These expenditures relate to ongoing maintenance and upgrades to Aqua-Chem's manufacturing equipment and facilities and to certain replacement software systems. The twelve months ended December 31, 1997 included $52.1 million used for the Management Buy-Out.

     Cash provided by financing activities was $55.4 million for the year ended March 31, 1999 compared to $40.7 million in the twelve months ended December 31, 1997 and $1.5 million in 1996. The year ended March 31, 1999 included $125.0 million in proceeds from the Subordinated Notes issued in connection with the NDC Acquisition and repayments of $63.1 million, of which $60.1 million related to repayment of debt incurred as a result of the Management Buy-Out and $3.0 million related to the redemption for a portion of the Preferred A stock issued in connection with the Management Buy-Out. The twelve months ended December 31, 1997 included $65.6 million in proceeds from debt issued in connection with the Management Buy-Out and repayments of $26.0 million, of which $20.0 million related to repayment of debt outstanding at the time of the Management Buy-Out and $6.0 million related to repayment of debt incurred as a result of the Management Buy-Out.

BORROWING AVAILABILITY AND LIMITATIONS.

     The Company has a revolving credit facility that provides $45.0 million of borrowing availability and is secured by substantially all assets of the Company. Under the revolving credit facility the Company is required to maintain an adjusted consolidated tangible net worth (consolidated tangible net worth plus an amount equal to the aggregate outstanding principal amount of subordinated debt) of not less than $70 million plus (on a cumulative basis) for each fiscal quarter ending on or after June 23, 1998, the sum of (a) 50% of consolidated net income if positive and 100% of the cash proceeds of the issuance of any equity interest of the Company during such fiscal quarter. In addition, the revolving credit facility as amended on May 25, 1999 requires the Company to maintain (i) a fixed charge coverage ratio of not less than 1.0 to 1 for the quarters ended June 30, 1999 and September 30, 1999, 1.10 to 1 for the quarter ended December 31, 1999, 1.15 to 1 for the quarter ended March 31, 2000 and 1.25 to 1 for each subsequent quarter, and (ii) a senior funded debt to consolidated EBITDA ratio of not more than 3.5 to 1.

     The Company intends to fund future working capital, capital expenditures and debt service requirements through cash flows generated from operating activities and from borrowings under the revolving credit facility. Management believes it will begin to borrow under the revolving credit facility during fiscal 2000, but that cash flows for the balance of the year will allow for the repayment of these borrowings by year end.

     At March 31, 1999 the Company had $125 million of 11 1/4% Senior Subordinated Notes (the "Notes") outstanding under an Indenture dated June 23, 1998 (the "Indenture"). The Indenture generally prohibits the incurrence by the Company of additional debt unless the Company satisfies one of two requirements, the Coverage Limitation or the Basket Limitation described below. Under the Coverage Limitation, the Company may not incur additional indebtedness unless, on the date of such incurrence and after giving effect thereto, the Consolidated Coverage Ratio exceeds 2.0 to 1 if such indebtedness is incurred prior to January 1, 2000, 2.25 to 1 if such indebtedness is incurred on or after January 1, 2000 and prior to January, 2001 or 2.5 to 1 thereafter (the "Coverage Limitation"). As of March 31, 1999, the Company could not have incurred any additional Indebtedness under the Coverage Limitation.

     The Indenture permits the Company to incur additional indebtedness of certain types up to certain limitations applicable to each type (the "Basket Limitation") notwithstanding the Coverage Limitation. The Company could have incurred approximately $80.6 million of additional indebtedness under the Basket Limitations on March 31, 1999, including the following: (a) indebtedness pursuant to the revolving credit agreement of up to the greater of (i) $45.0 million or (ii) the sum of 50% of the book value of inventory and 85% of the book value of accounts receivable as of such date (the limitation under clause
(ii) would have been approximately $47.3 million at March 31, 1999); (b) indebtedness by foreign subsidiaries not exceeding the sum of (i) 60% of the book value of inventory and (ii) 85% of the book value of accounts receivable;
(c) purchase money indebtedness not exceeding the greater of (i) $20 million or
(ii) 5% of the consolidated net worth of the Company; and (d) an additional $10 million without regard to the nature or purpose of such indebtedness.

     The Company expects that its cash needs for debt service under the Indenture during the fiscal 2000 will be approximately $14.1 million. Mandatory repayments of the Company's outstanding indebtedness and mandatory redemptions of the Company's outstanding Series A Preferred Stock subsequent to March 31, 2000 are $1 million, $1 million and $125 million in fiscal year 2001, fiscal year 2002 and subsequent fiscal years, respectively.

     During the year ended March 31, 2000, the Company expects to make approximately $2.8 million of capital expenditures related to the Thomasville facility to improve the facility's efficiency. Apart from this item, the Company believes that its manufacturing facilities and computer software and hardware are generally adequate to meet projected needs. Additionally, the Company expects other capital expenditures of $3.1 million.

     Management believes that cash generated from operating activities together with borrowing availability under the revolving credit facility will be adequate to cover the Company's working capital, preferred stock redemption, debt service and capital expenditure requirements on a short and long term basis.

     At March 31, 1999, the Company had no material market risk exposure (e.g., interest rate risk, foreign currency exchange rate risk or commodity price risk).

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

     State of Readiness -- The Company has assessed and continues to assess the impact of the Year 2000 Issue on its operations. The Company's assessments have focused on the three major elements of the Year 2000 Issue: IT systems; Non-IT systems; and third party relationships.

     IT Systems -- Since 1996 the Company has been executing an IT system upgrade plan, which includes leasing a new mainframe computer at an annual cost of $0.6 million, and the expansion of and improvements to its networks and capital spending on hardware totaling $0.2 million. Additionally, the Company has spent $2.0 million on new financial systems software, of which $1.8 million has been capitalized. These systems are replacing software that has been in use since the early 1980's. The IT system upgrade plan was not undertaken in response to the Year 2000 Issue, nor was it accelerated due to the Year 2000 Issue.

     Of these new financial systems, the general ledger, accounts receivable, accounts payable and reporting packages have been implemented, while the human resource/payroll package is in the installation phase with a September 1999 targeted completion date. Management believes this project is currently on schedule to meet this target date.

     The Company has received written assurances from the manufacturers that the following hardware and software are Year 2000 compliant as a result of the IT upgrade plan: mainframe hardware; mainframe systems software; mainframe operating system; LAN/WAN hardware; LAN/WAN operating systems; LAN/WAN system software; personal computers and related software; and financial systems software.

     The Company's order entry and manufacturing systems are in the process of being upgraded to address the Year 2000 Issue. The databases for all these systems have been expanded and regenerated. Some of these systems have been put into production. Management believes the remaining systems are on schedule to be placed into production in August, 1999. Other non-Year 2000 IT efforts have not been materially delayed or impacted by Year 2000 initiatives.

     Non-IT Systems -- The Company has reviewed all of its communication systems (phone and data transmission systems), fax machines, photocopiers, postage machines, elevators, HVAC systems, security systems and shop floor equipment with the manufacturers or vendors of those systems and equipment and has received verbal assurances that these systems are Year 2000 compliant. Written certifications of Year 2000 compliance for these systems have been requested from the manufacturers or vendors. The Company is currently reviewing the responses it has received to date and has sent a follow up letter to any manufacturers or vendors who have not responded.

     Third Party Relationships -- All of the Company's suppliers of raw materials, components, and other goods and services have been sent a questionnaire regarding their Year 2000 compliance and their plans to be Year 2000 compliant. Over 75% of the suppliers contacted have responded. A follow up letter has been sent to those suppliers who have yet to respond. For those remaining suppliers who do not respond to this questionnaire, or who do not have a Year 2000 compliance plan in place, the Company has identified alternative suppliers and will use an alternative supplier who has certified that it is Year 2000 compliant. For all suppliers of equipment containing computer chips which are incorporated into the Company's products, the Company has received written assurance that this equipment is Year 2000 compliant.

     Costs to Address the Company's Year 2000 Issue -- Costs incurred by the Company to date to address the Year 2000 Issue, excluding the IT system upgrade costs, are approximately $0.3 million. The Company estimates total costs remaining to be incurred prior to the year 2000 range from $0.1 million to $0.2 million. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life. These costs will be funded from operating cash flows.

     Risks and Contingency Plans -- Although the Company believes its efforts will adequately address its Year 2000 Issue internally, it is possible that the Company will be adversely affected by problems encountered by its vendors or suppliers. Despite any vendor's or supplier's certification regarding Year 2000 compliance, there can be no assurance that the vendor's or supplier's ability to provide goods and services will not be adversely affected by the Year 2000 Issue. The most likely worst case scenario would be that a failure by the Company or one or more of its vendors or suppliers to adequately and timely address the Year 2000 Issue interrupts manufacturing of the Company's products for a undeterminable period of time. The Company has identified and will continue to identify alternative vendors should a vendor's ability to meet the Company's raw material and supply requirements be impacted by the Year 2000 Issue. While the Company believes it can minimize the impact of such non-compliance through the use of these alternative vendors, a disruption in production could have a material adverse impact on the Company. The Company does not currently expect to develop a formal contingency plan.

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

                DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     All statements, trend analysis and other information contained in this report relative to markets for the Company's products and trends in the Company's operations or financial results, as wall as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include general economic conditions, the cyclical nature of its business, its customers' access to credit, political uncertainty and civil unrest in various areas of the world, pricing, product initiatives and other actions taken by competitors, disruptions in production capacity, excess inventory levels, the effect of changes in laws and regulations (including government subsidies and international trade regulations), technological difficulties (including Year 2000), changes in environmental laws, and employee and labor relations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                INDEX TO FINANCIAL STATEMENTS OF AQUA-CHEM, INC.

                                                              PAGE
                                                              ----
Report of independent public accountants....................
Independent auditors' report................................
Consolidated balance sheet as of March 31, 1999 and December
  31, 1997..................................................
Consolidated statement of operations for the year ended
  March 31, 1999, the three months ended March 31, 1998, the five months ended December 31, 1997, the seven months
  ended July 31, 1997 and the year ended December 31,
  1996......................................................
Consolidated statement of stockholders' equity for year
  ended March 31, 1999, the three months ended March 31,
  1998, the five months ended December 31, 1997, the seven
  months ended July 31, 1997 and the year ended December 31,
  1996......................................................
Consolidated statement of cash flows for the year ended
  March 31, 1999, the three months ended March 31, 1998, the five months ended December 31, 1997, the seven months
  ended July 31, 1997 and the year ended December 31,
  1996......................................................
Notes to consolidated financial statements..................

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
Shareholders of Aqua-Chem, Inc.:

     We have audited the accompanying consolidated balance sheets of Aqua-Chem, Inc. and subsidiaries as of March 31, 1999 and December 31, 1997 and the related consolidated statement of operations, stockholders' equity and cash flows for the year ended March 31, 1999, the period from January 1, 1998 to March 31, 1998, the period from August 1, 1997 to December 31, 1997 and the period from January 1, 1997 to July 31, 1997. These financial statements and the supplemental schedule referred to below are the responsibility of Aqua-Chem's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aqua-Chem, Inc. and subsidiaries as of March 31, 1999 and December 31, 1997, and the results of their operations and their cash flows for the year ended March 31, 1999, the period from January 1, 1998 to March 31, 1998, the period August 1, 1997 to December 31, 1997 and the period from January 1, 1997 to July 31, 1997, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The supplemental schedule,
Schedule II -- Valuation and Qualifying Accounts, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. The supplemental schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                            ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin
May 1, 1999

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Aqua-Chem, Inc.:

     We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Aqua-Chem, Inc. and subsidiaries (80% owned subsidiary of Lyonnaise American Holding, Inc.) for the year ended December 31, 1996. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule, Schedule
II -- Valuation and Qualifying Accounts, for the year ended December 31, 1996. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Aqua-Chem, Inc. and subsidiaries for the year ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for the year ended December 31, 1996.

                                            KPMG LLP

Milwaukee, Wisconsin
January 24, 1997

                                AQUA-CHEM, INC.

                           CONSOLIDATED BALANCE SHEET
                 (DOLLARS IN THOUSANDS; EXCEPT PER SHARE DATA)

                                     ASSETS

                                                              MARCH 31,   DECEMBER 31,
                                                                1999          1997
                                                              ---------   ------------
Current assets:
  Cash and cash equivalents.................................  $  5,498      $ 11,936
  Accounts receivable, less allowances of $848 and $638 at
    March 31, 1999 and December 31, 1997....................    39,432        33,332
  Revenues in excess of billings............................     9,754         5,068
  Inventories...............................................    25,929        20,814
  Deferred income taxes.....................................     6,438         4,237
  Prepaid expenses and other current assets.................     5,788         1,093
                                                              --------      --------
         Total current assets...............................    92,839        76,480
Property, plant and equipment -- net........................    36,290        31,555
Intangible assets, less accumulated amortization of $1,334
  and $273 at March 31, 1999 and December 31, 1997..........    37,745        10,174
Deferred income taxes.......................................     3,304         2,086
Other assets................................................     8,053         4,366
                                                              --------      --------
         TOTAL ASSETS.......................................  $178,231      $124,661
                                                              ========      ========
                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current maturities on long-term debt......................  $     --      $  1,055
  Accounts payable
    Trade...................................................    16,797        10,685
    Other...................................................     4,465         5,324
  Billings in excess of revenues............................     4,580         5,654
  Compensation and profit sharing...........................     4,500         5,318
  Accrued litigation settlements............................       375         3,200
  Accrued restructuring.....................................     2,531            --
  Accrued interest..........................................     3,516           245
  Other accrued expenses....................................    12,884        17,379
                                                              --------      --------
         Total current liabilities..........................    49,648        48,860
Long-term debt..............................................   125,000        58,636
Other long-term liabilities.................................     5,078         6,006
                                                              --------      --------
         Total other liabilities............................   130,078        64,642
Minority interest...........................................       486           589
Preferred stock with mandatory redemption provisions,
  maximum redemption value in aggregate of $12,255 and
  $15,255, respectively.....................................     4,944         7,365
Stockholders' equity:
  Common stock, $.01 par value. Authorized 2,000,000 shares;
    issued and outstanding 1,000,000 shares at March 31,
    1999 and December 31, 1997..............................        10            10
  Additional paid-in capital................................        90            90
  Retained earnings (deficit)...............................    (7,050)        3,049
  Accumulated other comprehensive income (loss).............        25            56
                                                              --------      --------
         Total stockholders' equity (deficit)...............    (6,925)        3,205
                                                              --------      --------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
           (DEFICIT)........................................  $178,231      $124,661
                                                              ========      ========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                                AQUA-CHEM, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (DOLLARS IN THOUSANDS; EXCEPT PER SHARE DATA)

                                                                                       PRE-BUY-OUT
                                        POST-BUY-OUT BASIS OF ACCOUNTING           BASIS OF ACCOUNTING
                                    ----------------------------------------   ---------------------------
                                    YEAR ENDED   JANUARY 1 TO   AUGUST 1 TO    JANUARY 1 TO    YEAR ENDED
                                    MARCH 31,     MARCH 31,     DECEMBER 31,     JULY 31,     DECEMBER 31,
                                       1999          1998           1997           1997           1996
                                    ----------   ------------   ------------   ------------   ------------
Net sales.........................   $220,404      $36,806        $91,541        $99,618        $199,552
Cost of goods sold................    169,260       27,522         66,333         73,656         153,446
                                     --------      -------        -------        -------        --------
          Gross margin............     51,144        9,284         25,208         25,962          46,106
Costs and expenses:
  Selling, general and
     administrative...............     43,791        8,910         17,136         23,323          34,446
  Restructuring charges...........      5,881           --             --             --           5,038
                                     --------      -------        -------        -------        --------
                                       49,672        8,910         17,136         23,323          39,484
                                     --------      -------        -------        -------        --------
Operating income..................      1,472          374          8,072          2,639           6,622
Other income (expense):
  Interest income.................        500          148            202            450             464
  Interest expense................    (12,842)      (1,463)        (2,559)          (753)         (1,448)
  Other, net......................         62          (69)            57            110            (806)
                                     --------      -------        -------        -------        --------
                                      (12,280)      (1,384)        (2,300)          (193)         (1,790)
                                     --------      -------        -------        -------        --------
Income (loss) before income taxes
  and minority interest...........    (10,808)      (1,010)         5,772          2,446           4,832
Income tax expense (benefit)......     (3,919)        (337)         2,289            421             507
Minority interest in earnings of
  consolidated subsidiary.........        300           72            174            171             231
                                     --------      -------        -------        -------        --------
          Net income (loss) before
            extraordinary item....     (7,189)        (745)         3,309          1,854           4,094
Extraordinary item, net of tax
  benefit of $840.................      1,260           --             --             --              --
                                     --------      -------        -------        -------        --------
          Net income (loss).......   $ (8,449)     $  (745)       $ 3,309        $ 1,854        $  4,094
                                     ========      =======        =======        =======        ========
Preferred stock dividends.........        750          155            260             --              --
                                     --------      -------        -------        -------        --------
          Net income (loss)
            applicable to
            common................   $ (9,199)     $  (900)       $ 3,049        $ 1,854        $  4,094
                                     ========      =======        =======        =======        ========
PER SHARE DATA:
Basic net income (loss) per share
  before extraordinary item.......   $  (7.94)     $ (0.90)       $  3.05           N.A.            N.A.
                                     ========      =======        =======
Basic net income (loss) per
  share...........................   $  (9.20)     $ (0.90)       $  3.05           N.A.            N.A.
                                     ========      =======        =======
Diluted net income (loss) per
  share before extraordinary
  item............................   $  (7.94)     $ (0.90)       $  2.59           N.A.            N.A.
                                     ========      =======        =======
Diluted net income (loss) per
  share...........................   $  (9.20)     $ (0.90)       $  2.59           N.A.            N.A.
                                     ========      =======        =======

The accompanying notes to consolidated financial statements are an integral part of this statement.

                                AQUA-CHEM, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                 ACCUMULATED
                                                                                    OTHER
                                     COMMON STOCK      ADDITIONAL   RETAINED    COMPREHENSIVE   COMPREHENSIVE
                                  ------------------    PAID-IN     EARNINGS       INCOME          INCOME
                                   SHARES     AMOUNT    CAPITAL     (DEFICIT)      (LOSS)          (LOSS)
                                  ---------   ------   ----------   ---------   -------------   -------------
PRE-BUY-OUT BASIS OF ACCOUNTING
Balance at December 31, 1995....      1,300    $ 1      $ 36,924     $   351       $  (640)        $    --
  Net income....................         --     --            --       4,094            --           4,094
  Translation adjustment........         --     --            --          --          (770)           (770)
                                                                                                   -------
          Total.................                                                                   $ 3,324
                                  ---------    ---      --------     -------       -------         =======
Balance at December 31, 1996....      1,300    $ 1      $ 36,924     $ 4,445       $(1,410)
  Net income....................         --     --            --       1,854            --         $ 1,854
  Translation adjustment........         --     --            --          --          (404)           (404)
                                                                                                   -------
          Total.................                                                                   $ 1,450
                                  ---------    ---      --------     -------       -------         =======
Balance at July 31, 1997........      1,300    $ 1      $ 36,924     $ 6,299       $(1,814)
                                  =========    ===      ========     =======       =======
POST-BUY-OUT BASIS OF ACCOUNTING
Balance at July 31, 1997........      1,300    $ 1      $ 36,924     $ 6,299       $(1,814)
  Cancellation of former equity
     and elimination of retained
     earnings and cumulative
     translation adjustment.....     (1,300)    (1)      (36,924)     (6,299)        1,814
  Issuance of new common
     stock......................  1,000,000     10            90          --            --
  Preferred stock dividends
     accrued....................         --     --            --        (260)           --
  Net income....................         --     --            --       3,309            --         $ 3,309
  Translation adjustment........         --     --            --          --            56              56
                                                                                                   -------
          Total.................                                                                   $ 3,365
                                  ---------    ---      --------     -------       -------         =======
Balance at December 31, 1997....  1,000,000    $10      $     90     $ 3,049       $    56
  Preferred stock dividends
     accrued....................         --     --            --        (155)           --
  Net loss......................         --     --            --        (745)           --         $  (745)
  Translation adjustment........         --     --            --          --            25              25
                                                                                                   -------
          Total.................                                                                   $  (720)
                                  ---------    ---      --------     -------       -------         =======
Balance at March 31, 1998.......  1,000,000    $10      $     90     $ 2,149       $    81
  Preferred stock dividends
     accrued....................         --     --            --        (750)           --
  Net loss......................         --     --            --      (8,449)           --         $(8,449)
  Translation adjustment........         --     --            --          --           (56)            (56)
                                                                                                   -------
          Total.................                                                                   $(8,505)
                                  ---------    ---      --------     -------       -------         =======
Balance at March 31, 1999.......  1,000,000    $10      $     90     $(7,050)      $   (25)
                                  =========    ===      ========     =======       =======

The accompanying notes to consolidated financial statements are an integral part of this statement.

                                AQUA-CHEM, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                                        PRE-BUY-OUT
                                                         POST-BUY-OUT BASIS OF ACCOUNTING           BASIS OF ACCOUNTING
                                                     ----------------------------------------   ---------------------------
                                                     YEAR ENDED   JANUARY 1 TO   AUGUST 1 TO    JANUARY 1 TO    YEAR ENDED
                                                     MARCH 31,     MARCH 31,     DECEMBER 31,     JULY 31,     DECEMBER 31,
                                                        1999          1998           1997           1997           1996
                                                     ----------   ------------   ------------   ------------   ------------
Cash flows from operating activities:
  Net income (loss)................................   $ (8,449)     $  (745)       $  3,309       $ 1,854        $ 4,094
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating
    activities:
    Depreciation and amortization..................      5,416          705           1,284         1,690          2,984
    Deferred tax (benefit) expense.................     (3,302)       1,007          (1,784)           --             --
    Minority interest in earnings of consolidated
      subsidiary...................................        300           72             174           171            231
    Extraordinary loss, after tax..................      1,260           --              --            --             --
    Restructuring charge, net of cash expended of
      $450 and $3,908, respectively................      5,431           --              --            --          1,130
    Increase (decrease) in cash due to changes in:
      Accounts receivable..........................     (4,765)       9,031          (4,852)        5,166             54
      Revenues in excess of billings...............     (5,114)         428           3,096        (2,881)          (273)
      Inventories..................................      9,768       (3,595)          3,473        (1,948)         8,463
      Prepaid expenses and other current assets....     (1,093)         138            (332)         (623)           (57)
      Accounts payable -- trade....................      2,579         (536)           (931)        1,969            212
      Accounts payable -- other....................      1,540       (2,816)            674        (1,743)        (3,415)
      Billings in excess of revenues...............     (4,958)      (2,489)          1,624         2,250         (4,489)
      Accrued expenses and other current
        liabilities................................     (1,185)      (7,374)          3,800          (999)          (250)
      Other, net...................................       (294)        (382)           (224)          (49)          (632)
                                                      --------      -------        --------       -------        -------
        Total adjustments..........................      5,583       (5,811)          6,002         3,003          3,958
                                                      --------      -------        --------       -------        -------
Net cash provided by (used in) operating
  activities.......................................     (2,866)      (6,556)          9,311         4,857          8,052
Cash flows from investing activities:
  Management Buy-Out of Aqua-Chem, Inc. ...........         --           --         (52,102)           --             --
  Purchase of National Dynamics Corporation........    (48,500)          --              --            --             --
  Proceeds from sales of property, plant and
    equipment and other assets.....................      1,057           11           2,000            73            203
  Additions to property, plant and equipment.......     (3,187)        (584)         (1,197)       (2,195)        (2,789)
  Additions to intangibles.........................     (1,299)          --             (50)         (270)            --
  Proceeds from notes receivable...................        100           --             650         1,511          1,561
                                                      --------      -------        --------       -------        -------
Net cash used in investing activities..............    (51,829)        (573)        (50,699)         (881)        (1,025)
Cash flows from financing activities:
  Issuance of Notes................................    125,000           --              --            --             --
  Proceeds from debt...............................         --           --          65,573           118          2,232
  Net principal payments on debt...................    (60,063)         (51)        (26,016)         (112)          (740)
  Issuance of common stock.........................         --           --             100            --             --
  Issuance of warrants.............................         --           --             433            --             --
  Issuance of preferred stock......................         --           --           2,655            --             --
  Redemption of Series A Preferred Stock...........     (3,000)          --              --            --             --
  Deferred financing costs.........................     (6,159)          --          (2,030)           --             --
  Dividends paid...................................       (341)          --              --            --             --
                                                      --------      -------        --------       -------        -------
Net cash provided by (used in) financing
  activities.......................................     55,437          (51)         40,715             6          1,492
Net increase (decrease) in cash and cash
  equivalents......................................        742       (7,180)           (673)        3,982          8,519
Cash and cash equivalents at beginning of period...      4,756       11,936          12,609         8,627            108
                                                      --------      -------        --------       -------        -------
Cash and cash equivalents at end of period.........   $  5,498      $ 4,756        $ 11,936       $12,609        $ 8,627
                                                      ========      =======        ========       =======        =======
Cash paid (received) during the period for:
  Interest.........................................   $  8,843      $ 1,427        $  2,513       $   658        $ 1,521
                                                      ========      =======        ========       =======        =======
  Taxes............................................   $    218      $ 1,825        $  1,214       $    11        $  (123)
                                                      ========      =======        ========       =======        =======
Details of Acquisition of National Dynamics
  Corporation and Management Buy-Out:
  Fair value of assets acquired....................   $ 38,487           --        $116,058            --             --
  Goodwill.........................................     27,351           --           9,689            --             --
  Liabilities assumed..............................    (17,338)          --         (69,196)           --             --
  Issuance of Series A Cumulative Preferred
    Stock..........................................         --           --          (4,449)           --             --
                                                      --------      -------        --------       -------        -------
  Cash paid for assets.............................   $ 48,500      $    --        $ 52,102       $    --        $    --
                                                      ========      =======        ========       =======        =======

The accompanying notes to consolidated financial statements are an integral part of this statement.

                                AQUA-CHEM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (DOLLARS IN THOUSANDS; EXCEPT PER SHARE DATA)

NOTE 1: MANAGEMENT BUY-OUT AND NDC ACQUISITION

     On July 31, 1997, Aqua-Chem, Inc. ("OLDCO") entered into a definitive merger agreement with A-C Acquisition Corp. ("A-C Acquisition"), a 100% owned subsidiary of Rush Creek LLC ("Rush Creek"). Rush Creek is a Limited Liability Company owned by certain management of OLDCO and Whitney Equity Partners, L.P. Also on July 31, 1997, pursuant to the merger, A-C Acquisition Corp. acquired the assets of OLDCO (the "Management Buy-Out") for $125,747, which included $69,196 of liabilities assumed and $5,000 of Series A Cumulative Preferred Stock issued to the sellers. The amount paid or assumed does not include contingent consideration attached to the Series B Cumulative Preferred Stock to be paid to the sellers based on cumulative earnings of certain operations of OLDCO subsequent to the Management Buy-Out. Maximum additional consideration is $7,500 and will be settled as part of the Series B Cumulative Preferred Stock as discussed in Note 10.

     Concurrently with the Management Buy-Out, A-C Acquisition amended its certificate of incorporation to change its name to Aqua-Chem, Inc., (hereinafter referred to as "Aqua-Chem"). The Management Buy-Out was accounted for using the purchase method of accounting. The total purchase cost was allocated first to the identified tangible and intangible assets and liabilities of OLDCO based upon their respective fair values, with the remainder of $9,689 being allocated to goodwill, which will be amortized on a straight-line basis over 40 years.

     Prior to the Management Buy-Out, OLDCO was an 80% owned subsidiary of Lyonnaise American Holding, Inc.

     On June 23, 1998, Aqua-Chem acquired substantially all the assets of National Dynamics Corporation ("NDC") for $65,838, which includes $17,338 of liabilities assumed and now conducts NDC's former operations through its National Dynamics Division ("National Dynamics"). The acquisition was accounted for using the purchase method of accounting. The total purchase cost was allocated first to identified tangible assets and liabilities based upon their respective fair values, with the remainder of $27,351 being allocated to goodwill, which will be amortized on a straight-line basis over 40 years. The financial statements reflect the preliminary estimates of allocating purchase price and may be revised at a later date. The Company does not expect the final purchase price allocation to be materially different from preliminary estimates.

     The following information presents unaudited pro forma condensed consolidated statements of operations assuming OLDCO had been acquired by Aqua-Chem as of January 1, 1996 and that the acquisition of NDC occurred as of January 1, 1997. Such information includes adjustments to reflect additional interest expense and depreciation expense, amortization of goodwill and other intangibles and a reduction of other expenses due to Management Buy-Out related compensation payments being made by OLDCO.

                                      YEAR ENDED   JANUARY 1 TO    YEAR ENDED     YEAR ENDED
                                      MARCH 31,     MARCH 31,     DECEMBER 31,   DECEMBER 31,
                                         1999          1998           1997           1996
                                      ----------   ------------   ------------   ------------
Net sales...........................   $230,032      $49,451        $249,265       $199,552
Loss before extraordinary item           (8,073)          --              --             --
Net income (loss) applicable to
  common shares.....................    (10,087)        (898)          3,737         (1,371)
Basic earnings (loss) per common
  share.............................     (10.09)       (0.90)           3.74           N.A.
Diluted earnings (loss) per common
  share.............................     (10.09)       (0.90)           3.18           N.A.

     The above pro forma financial information is prepared in accordance with generally accepted accounting principles and is not necessarily indicative of either the results of operations that would have occurred had the

                                AQUA-CHEM, INC.

Management Buy-Out or the acquisition of NDC been effective at the beginning of the periods presented or of future operations of Aqua-Chem.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

  (a) Basis of Presentation

     The consolidated financial statements for the period from January 1, 1997 to July 31, 1997 and for the year ended December 31, 1996, were prepared using OLDCO's historical basis of accounting (the "pre-Buy-Out basis of accounting"). The consolidated financial statements for the year ended March 31, 1999 and the periods January 1, 1998 to March 31, 1998 and August 1, 1997 to December 31, 1997 were prepared under a new basis of accounting that reflects the fair values of assets acquired and liabilities assumed, the related financing costs and all debt incurred in connection with the acquisition of OLDCO by Aqua-Chem (the "post-Buy-Out basis of accounting"). Accordingly, the accompanying financial statements are not comparable in all material respects since those financial statements report financial position, results of operations, and cash flows of two separate entities.

  (b) Consolidation Policy and Use of Estimates

     The consolidated financial statements include the accounts of Aqua-Chem and all of its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and the disclosure of commitments and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  (c) Inventories

     Inventories are stated at cost determined on the first-in, first-out (FIFO) basis. The resulting inventory values are not in excess of market. Inventory cost includes material, labor, burden, and engineering.

     Inventories consist of the following:

                                                              MARCH 31,   DECEMBER 31,
                                                                1999          1997
                                                              ---------   ------------
Raw materials and work-in-process...........................   $20,859      $16,963
Finished goods..............................................     5,070        3,851
                                                               -------      -------
          Total Inventories.................................   $25,929      $20,814
                                                               =======      =======

  (d) Property, Plant and Equipment

     Prior to August 1, 1997, property, plant and equipment was carried at cost, less allowances for depreciation and adjustments to net realizable value, and included expenditures which substantially increased the existing useful lives of plant and equipment. Depreciation of plant and equipment was provided over the estimated useful lives of the respective assets using accelerated methods for both financial statement and income tax purposes.

     Effective with the Management Buy-Out, property, plant, and equipment were adjusted to estimated fair values and are being depreciated on a straight-line basis. The lives used for depreciation calculations are as follows: 20 years for buildings and building improvements; 3 to 15 years for machinery and equipment; and 3 to 10 years for furniture and fixtures. Leasehold improvements are depreciated over the term of the related

                                AQUA-CHEM, INC.

lease. Depreciation expense totaled $4,382, $590, $984, $1,622, and $2,865, for the year ended March 31, 1999, the period January 1 to March 31, 1998, the period August 1 to December 31, 1997, the period January 1 to July 31, 1997, and the year ended December 31, 1996, respectively.

  (e) Goodwill and Intangible Assets

     Goodwill is being amortized on a straight-line basis over 40 years. At March 31, 1999, and December 31, 1997, goodwill totaled $36,007, and $9,467, respectively, net of accumulated amortization of $1,033 and $222, respectively. Amortization expense totaled $747, $286, and $222, for the year ended March 31, 1999, the period January 1 to March 31, 1998, and the period August 1 to December 31, 1997, respectively.

     Aqua-Chem continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, Aqua-Chem uses an estimate of the undiscounted cash flows over the remaining life of the goodwill in measuring whether the goodwill is recoverable.

     Prior to August 1, 1997, intangible assets, principally licenses and technology, were carried at cost, less allowances for amortization. Amortization of intangible assets was provided on the straight-line basis over the estimated useful lives of the respective asset.

     Effective with the Management Buy-Out, intangible assets were adjusted to estimated fair values and are being amortized on a straight-line basis over estimated useful lives ranging from 5 to 17 years. At March 31, 1999 and December 31, 1997, intangibles totaled $1,738 and $707, respectively, net of accumulated amortization of $301 and $51, respectively. Amortization expense totaled $250, $33, $51, $68, and $119, for the year ended March 31, 1999, for the period January 1 to March 31, 1998, for the period August 1 to December 31, 1997, for the period January 1 to July 31, 1997, and the year ended December 31, 1996, respectively.

  (f) Income Taxes

     Aqua-Chem accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, Aqua-Chem considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the years in which those temporary differences become deductible. Aqua-Chem considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

     Prior to the Management Buy-Out, Aqua-Chem filed a consolidated United States corporate income tax return with Lyonnaise American Holding, Inc.(Parent). The tax liability was calculated consistent with the provisions of a 1984 tax allocation agreement with the Parent which provided for the allocation of income tax expense (benefit) based principally on a consolidated return basis.

  (g) Revenue Recognition

     Aqua-Chem recognizes revenue utilizing the completed contract method of accounting, except for certain contracts meeting the criteria for percentage of completion revenue recognition under Statement of

                                AQUA-CHEM, INC.

Position ("SOP") No. 81-1. For those contracts under the completed contract method, revenue is recognized upon shipment of the finished product to the customer. Under the percentage of completion method, earned revenue is based on the percentage that incurred costs to date bear to estimates of total costs. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the year in which these changes become known. Earned revenue reflects the original contract price adjusted for agreed upon change order revenue, if any. Losses expected to be incurred on jobs in process, after consideration of estimated recoveries on change orders, are charged to operations as soon as such losses are known. Progress billings in accounts receivable are currently due. Estimated revenues in excess of progress billings and billings in excess of estimated revenues are disclosed in Note 4.

     Aqua-Chem has numerous contracts that are in various stages of completion. Such contracts require estimates to determine the appropriate cost and revenue recognition. Aqua-Chem has a substantial history of making reasonably dependable estimates of the extent of progress towards completion, contract revenues and contract costs. However, current estimates may be revised as additional information becomes available.

  (h) Retainages

     Retainages are unpaid amounts due in accordance with the specific terms of boiler contracts. Certain contracts provide for a percentage of the total billing price to be retained by the customer until final acceptance of the product. The amount of retainages included in Aqua-Chem's accounts receivable balance was $2,241 and $1,485 at March 31, 1999 and December 31, 1997, respectively.

  (i) Foreign Currency Translation

     All assets and liabilities of foreign subsidiaries are translated at the exchange rate prevailing at the balance sheet date and all income and expense accounts are translated at the average exchange rate in effect during the year. Translation adjustments are accumulated as a component of accumulated other comprehensive income (loss) or directly to the consolidated statements of operations for those countries whose currency has been classified as highly inflationary. Foreign exchange transaction gains(losses) were not material for all periods presented in the consolidated statement of operations.

  (j) Commissions Payable

     Aqua-Chem's domestic and international sales representatives sell products on a commission basis. The related commissions payable were $2,664 and $2,580 at March 31, 1999 and December 31, 1997, respectively, and are included in accounts payable-other.

  (k) Start-Up Accrual

     Included in the sales price of Aqua-Chem's products is an estimated future cost to prepare the product for use. These future costs, referred to as start-up costs, are accrued by Aqua-Chem at the time of sale. When the customer is ready for start-up, the service is requested through the sales representative who performs the necessary work to prepare the product for use. The sales representative then bills Aqua-Chem for the cost of the work performed. At March 31, 1999 and December 31, 1997, Aqua-Chem had accrued $3,375 and $3,751, respectively, for future start-up costs, which are included in accrued expenses.

  (l) Warranty Costs

     Aqua-Chem accrues estimated warranty costs at the same time revenues are recognized. Reserves for warranty costs were $3,924 and $3,646 at March 31, 1999 and December 31, 1997, respectively, and are included in accrued expenses.

                                AQUA-CHEM, INC.

  (m) Research and Development

     Research and development costs are expensed as incurred and are included in selling, general, and administrative expenses. Research and development expense totaled $2,746, $484, $872, $1,305, and $2,244, for the year ended March 31,
1999, the period January 1 to March 31, 1998, the period August 1 to December 31, 1997, the period January 1 to July 31, 1997, and the year ended December 31, 1996, respectively.

  (n) Advertising

     Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Advertising expense totaled $1,042, $300, $392, $625, and $856, for the year ended March 31, 1999, the period January 1 to March 31, 1998, the period August 1 to December 31, 1997, the period January 1 to July 31, 1997, and the year ended December 31, 1996, respectively.

  (o) Cash Equivalents

     For purposes of the consolidated statements of cash flows, Aqua-Chem considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  (p) Fair Value of Financial Instruments

     The carrying amounts of financial instruments approximate fair value due to the short maturity of these instruments unless otherwise stated. The carrying amounts of the long-term debt and short-term borrowings approximate fair value because their stated interest rates approximate current rates for similar instruments with similar maturities as of March 31, 1999 and December 31, 1997.

  (q) New Accounting Pronouncements

     Effective December 31, 1997, Aqua-Chem adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This statement establishes standards for reporting and display of comprehensive income which includes foreign currency translation adjustments accounted for under SFAS No. 52. SFAS No. 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement for the period in which they are recognized. Aqua-Chem has chosen to disclose comprehensive income in the Consolidated Statement of Stockholders' Equity. Accumulated other comprehensive income at March 31, 1999 and December 31, 1997 is comprised of only foreign currency translation adjustments. Prior years have been restated to conform to the SFAS No. 130 requirements.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement must be adopted no later than April 1, 2001, although earlier application is permitted. The Company is currently evaluating the impact of adopting SFAS No. 133 but does not expect the impact to be material to its financial position.

     Effective April 1, 1998, the Company adopted SOP No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The adoption of this statement did not have an effect on the Company's financial position or results of operations.

     The Company will adopt SOP No. 98-5, "Reporting on the Costs of Start-Up Activities," effective April 1, 1999. The Company believes that the adoption of this statement will have no effect on the Company's financial position or results of operations.

                                AQUA-CHEM, INC.

  (r) Reclassifications

     Certain 1997 and 1996 amounts as originally reported have been reclassified to conform with the 1999 presentation.

  (s) Extraordinary Item

     On June 23, 1998, Aqua-Chem issued $125,000 of senior subordinated notes. Proceeds from this offering were used, in part, to repay the secured term loan and subordinated debt issued in conjunction with the Management Buy-Out.

     As a result of the repayment of the aforementioned borrowings, Aqua-Chem recorded a $1,260 extraordinary, after-tax charge for the write-off of unamortized deferred financing fees established at the time of the Management Buy-Out in July, 1997.

  (t) Change in Fiscal Year

     On December 30, 1998, Aqua-Chem elected to change the date of its fiscal year-end to March 31. As a result, a transition period for the three months ended March 31, 1998 and the three months ended March 31, 1997 (unaudited), was previously reported on a transition report on Form 10-Q. The three months ended March 31, 1998 have been included in Aqua-Chem's Consolidated Statement of Operations.

     The following is condensed unaudited operating results for the three months ended March 31, 1997:

Net sales.................................................   $34,972
Costs of goods sold.......................................    26,276
                                                             -------
Gross margin..............................................     8,696
Selling, general and administrative expenses..............     8,427
                                                             -------
Operating income..........................................       269
Other expense.............................................      (107)
                                                             -------
Earnings before income taxes and minority interest........       162
Income tax expense........................................        48
Minority interest.........................................        55
                                                             -------
Net income................................................   $    59
                                                             =======

NOTE 3: RESTRUCTURING CHARGES

  1996 Restructuring Program

     During 1996, Aqua-Chem adopted a restructuring plan ("1996 Plan") focused on improving overall performance and profitability. The 1996 Plan included an early retirement program for 47 salaried individuals and certain organizational changes within its operating units. As a result, a restructuring charge of $5,038 was recorded in 1996.

                                AQUA-CHEM, INC.

     A summary of restructuring activity for the 1996 Plan is as follows:

                                           1996 ACTIVITY                     1997 ACTIVITY
                               -------------------------------------   -------------------------
                                                         BALANCE AT                   BALANCE AT
                               INITIAL                  DECEMBER 31,                   JULY 31,
                               CHARGES   EXPENDITURES       1996       EXPENDITURES      1997
                               -------   ------------   ------------   ------------   ----------
Employee termination
  benefits...................  $3,045      $(1,915)        $1,130         $(588)         $542
Professional services........   1,993       (1,993)            --            --            --
                               ------      -------         ------         -----          ----
          Total restructuring
            reserve..........  $5,038      $(3,908)        $1,130         $(588)         $542
                               ======      =======         ======         =====          ====

  1998 Restructuring Program

     On June 25, 1998 the Board of Directors approved a plan of closure for the Greenville, Mississippi facility ("1998 Plan"). As a result, the Company recorded a restructuring charge of $4,720 to operations in June 1998. The 1998 Plan will result in the elimination of 149 positions and closure of the facility within approximately one year from the date of approval. The majority of the work currently performed at the facility will be transferred to other Company facilities while the remainder will be outsourced.

     An analysis of Aqua-Chem, Inc.'s 1998 Plan is summarized in the table below:

                                                                              BALANCE AT
                                                           1998    RESERVES   MARCH 31,
                                                           PLAN    UTILIZED      1999
                                                          ------   --------   ----------
Writedown of property, plant and equipment..............  $2,900   $(2,900)     $   --
Employee termination payments...........................     955      (129)        826
Costs related to closing the existing facility..........     865        --         865
                                                          ------   -------      ------
          Total Restructuring...........................  $4,720   $(3,029)     $1,691
                                                          ======   =======      ======

     The $2,900 write down of assets represents the estimated impairment of assets at the Greenville facility as a direct result of the Company's decision to close this facility. The impairment write down was based upon the estimated fair value of the assets at the date of commitment as compared to their carrying values.

     The $955 of employee termination payments represents the employee cash severance costs to reduce personnel as a result of the closure of the Greenville facility. These termination payments include the cost of severance and contractual benefits in accordance with collective bargaining arrangements and Company policy.

     The remaining charge includes facility exit costs, such as employee costs associated with the plant closure that will be incurred after operations cease and the write-off of other plant-related assets not included in property, plant and equipment related to the closure of the Greenville facility.

     Management believes the restructuring reserve balance of $1,691 at March 31, 1999, is adequate to carry out all activities under the 1998 Plan, and the Company anticipates that all actions will be completed by the second quarter of fiscal 2000.

  1999 Restructuring Program

     In January 1999, Aqua-Chem recognized a restructuring charge of $1,161 ("1999 Plan"). The charge for the 1999 Plan consists of employee termination payments associated with the termination of 35 personnel. These termination payments include the cost of severance and outplacement services. As of March 31, 1999, the Company had payments of $321 against this reserve. Management believes that the remaining balance of

                                AQUA-CHEM, INC.

$840 at March 31, 1999, is adequate to carry out all activities under the 1999 Plan, and the Company anticipates that all actions will be completed by the second quarter of fiscal 2000.

     The Company expects to fund the cash requirements of the 1998 and 1999 Plans with cash flows from operations and if necessary additional borrowings under the Company's existing revolving credit facility. The specific restructuring measures and associated estimated costs were based on management's best business judgment under prevailing circumstances. If future events warrant changes to the reserve, such adjustments will be reflected as "Restructuring charges" in the applicable statement of operations.

NOTE 4: CONTRACTS IN PROGRESS

     Components of contracts in progress, the majority of which are accounted for under the percentage of completion method of revenue recognition, are as follows:

                                                              MARCH 31,   DECEMBER 31,
                                                                1999          1997
                                                              ---------   ------------
REVENUES IN EXCESS OF BILLINGS
  Costs and estimated earnings..............................  $115,873      $76,996
  Billings..................................................   106,119       71,928
                                                              --------      -------
                                                              $  9,754      $ 5,068
                                                              ========      =======
BILLINGS IN EXCESS OF REVENUES
  Billings..................................................  $ 45,283      $29,139
  Costs and estimated earnings..............................    40,703       23,485
                                                              --------      -------
                                                              $  4,580      $ 5,654
                                                              ========      =======

     All receivables on contracts in progress are considered to be collectible within twelve months. At March 31, 1999 and December 31, 1997, no cumulative losses on contracts are estimated or accrued.

NOTE 5: PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                              MARCH 31,   DECEMBER 31,
                                                                1999          1997
                                                              ---------   ------------
Land and land improvements..................................   $ 3,067      $ 1,872
Buildings and building improvements.........................    14,528        9,715
Leasehold improvements......................................         7        1,120
Machinery and equipment.....................................    19,610       15,700
Furniture and fixtures......................................     4,163        4,058
                                                               -------      -------
                                                                41,375       32,465
Less: accumulated depreciation..............................    (5,085)        (910)
                                                               -------      -------
                                                               $36,290      $31,555
                                                               =======      =======

NOTE 6: LEASES

     Aqua-Chem leases its corporate offices under a fifteen year operating lease with two five-year renewal options. The building was previously owned by a partnership in which Aqua-Chem had a limited interest.

                                AQUA-CHEM, INC.

     The future minimum payments under all noncancellable operating leases with initial or remaining terms in excess of one year are as follows:

2000.......................................................   $1,727
2001.......................................................    1,254
2002.......................................................    1,152
2003.......................................................    1,018
2004.......................................................      970
Thereafter.................................................    2,093
                                                              ------
          Total minimum rental commitments.................   $8,214
                                                              ======

     Total rent expense for all operating leases was $1,689, $312, $632 and $891 for the year ended March 31, 1999, the period January 1 to March 31, 1998, the period from August 1, 1997 to December 31, 1997, and for the period from January 1, 1997 to July 31, 1997, respectively. Total rent expense for all operating leases for the year ended December 31, 1996 was $1,292.

NOTE 7: REVOLVING CREDIT FACILITY

     Aqua-Chem has a $45,000 secured revolving credit facility. Borrowings under this facility are made in the form of revolving credit notes. These notes bear interest at a rate of either eurocurrency plus a factor as defined in the agreement, prime, or federal funds rate plus 100 basis points. The revolving credit agreement will terminate June 23, 2003. The facility is secured by the assets of the Company. At March 31, 1999 and December 31, 1997 there were no borrowings outstanding. Among other restrictions, the credit agreement contains covenants relating to financial ratios and other limitations, as defined by the agreement. As of March 31, 1999, the Company was in compliance with these covenants.

NOTE 8: LONG-TERM DEBT

     Long-term debt consists of the following:

                                                              MARCH 31,   DECEMBER 31,
                                                                1999          1997
                                                              ---------   ------------
Unsecured Senior Subordinated Notes.........................  $125,000      $    --
Secured term loan...........................................        --       39,000
Subordinated debt...........................................        --       21,000
Less: Unamortized portion of original issue discount........        --         (427)
Note payable................................................        --          118
                                                              --------      -------
Total long-term debt........................................   125,000       59,691
Less: Current maturities....................................        --       (1,055)
                                                              --------      -------
          Long-term debt....................................  $125,000      $58,636
                                                              ========      =======

     On June 23, 1998 Aqua-Chem issued $125,000 in unsecured senior subordinated notes. The notes carry an interest rate of 11 1/4% and are due July 1, 2008. Interest is payable semi-annually beginning January 1, 1999. Proceeds from the notes were used to repay Aqua-Chem's existing debt, to redeem $3,269 of Aqua-Chem's Series A Preferred Stock, to acquire substantially all of the assets of NDC, to pay the accrued interest and dividends, fees and expenses associated with the foregoing, and for general coporate purposes.

     The secured term loan which bore interest at the eurocurrency rate (6.425% at December 31, 1997) plus 1.825%, and the subordinated debt which bore interest at 10.5%, were repaid with the proceeds from the issuance of the senior subordinated notes.

                                AQUA-CHEM, INC.

     A summary of the minimum annual principal repayments of long-term debt at March 31, 1999, is as follows:

2000.....................................................   $     --
2001.....................................................         --
2002.....................................................         --
2003.....................................................         --
2004.....................................................         --
Thereafter...............................................    125,000
                                                            --------
                                                            $125,000
                                                            ========

NOTE 9: INCOME TAXES

     The sources of income (loss) before income taxes and minority interest were as follows:

                                                                                       PRE-BUY-OUT
                                        POST-BUY-OUT BASIS OF ACCOUNTING           BASIS OF ACCOUNTING
                                    ----------------------------------------   ---------------------------
                                    YEAR ENDED   JANUARY 1 TO   AUGUST 1 TO    JANUARY 1 TO    YEAR ENDED
                                    MARCH 31,     MARCH 31,     DECEMBER 31,     JULY 31,     DECEMBER 31,
                                       1999          1998           1997           1997           1996
                                    ----------   ------------   ------------   ------------   ------------
U.S. sources......................   $(12,108)     $(1,477)        $5,058         $1,661         $3,535
Foreign sources...................      1,300          467            714            785          1,297
                                     --------      -------         ------         ------         ------
Income (loss) before income taxes
  and minority interest...........   $(10,808)     $(1,010)        $5,772         $2,446         $4,832
                                     ========      =======         ======         ======         ======

     The provision (benefit) for income taxes consisted of the following:

                                                                                       PRE-BUY-OUT
                                        POST-BUY-OUT BASIS OF ACCOUNTING           BASIS OF ACCOUNTING
                                    ----------------------------------------   ---------------------------
                                    YEAR ENDED   JANUARY 1 TO   AUGUST 1 TO    JANUARY 1 TO    YEAR ENDED
                                    MARCH 31,     MARCH 31,     DECEMBER 31,     JULY 31,     DECEMBER 31,
                                       1999          1998           1997           1997           1996
                                    ----------   ------------   ------------   ------------   ------------
Current:
  United States...................   $(1,296)      $(1,371)       $ 3,258          $ --           $109
  Foreign.........................       473           265            215           271            310
  State...........................       206          (238)           600           150             88
                                     -------       -------        -------          ----           ----
          Total current...........      (617)       (1,344)         4,073           421            507
Deferred:
  United States...................    (2,741)          854         (1,507)           --             --
  Foreign.........................        --            --             --            --             --
  State...........................      (561)          153           (277)           --             --
                                     -------       -------        -------          ----           ----
          Total deferred..........    (3,302)        1,007         (1,784)           --             --
                                     -------       -------        -------          ----           ----
          Total income tax
            provision (benefit)...   $(3,919)      $  (337)       $ 2,289          $421           $507
                                     =======       =======        =======          ====           ====

                                AQUA-CHEM, INC.

     Total income tax provision (benefit) differs from amounts derived from applying the Federal statutory income tax rate to income (loss) before income taxes and minority interest, as set forth in the following table.

                                       POST-BUY-OUT BASIS OF ACCOUNTING
                       -----------------------------------------------------------------
                           YEAR ENDED            JANUARY 1 TO            AUGUST 1 TO
                            MARCH 31,              MARCH 31,            DECEMBER 31,
                              1999                   1998                   1997
                       -------------------    -------------------    -------------------
                          TAX                    TAX                    TAX
                        EXPENSE                EXPENSE                EXPENSE
                       (BENEFIT)   PERCENT    (BENEFIT)   PERCENT    (BENEFIT)   PERCENT
                       ---------   -------    ---------   -------    ---------   -------
Tax expense (benefit)
  at Federal
  statutory rate.....   $(3,675)    (34.0)%     $(344)     (34.0)%    $1,962      34.0%
Impact of foreign
  subsidiary income
  and tax rates......        32       0.3         107       10.6         (27)     (0.5)
Change in valuation
  allowance..........        --        --          --         --          --        --
State income taxes,
  net of Federal
  income tax
  benefit............      (364)     (3.4)        (56)      (5.5)        215       3.7
Management Buy-Out
  goodwill
  amortization.......        31       0.3          11        1.0          78       1.4
Other................        57       0.5         (55)      (5.5)         61       1.1
                        -------     -----       -----      -----      ------      ----
     Total income tax
       expense.......   $(3,919)    (36.3)%     $(337)     (33.4)%    $2,289      39.7%
                        =======     =====       =====      =====      ======      ====

                                      PRE-BUY-OUT
                                  BASIS OF ACCOUNTING
                       ------------------------------------------
                          JANUARY 1 TO            YEAR ENDED
                            JULY 31,             DECEMBER 31,
                              1997                   1996
                       -------------------    -------------------
                          TAX                    TAX
                        EXPENSE                EXPENSE
                       (BENEFIT)   PERCENT    (BENEFIT)   PERCENT
                       ---------   -------    ---------   -------
Tax expense (benefit)
  at Federal
  statutory rate.....    $832        34.0%     $ 1,643      34.0%
Impact of foreign
  subsidiary income
  and tax rates......       4         0.2         (131)     (2.7)
Change in valuation
  allowance..........    (604)      (24.7)      (1,196)    (24.7)
State income taxes,
  net of Federal
  income tax
  benefit............     150         6.1           88       1.8
Management Buy-Out
  goodwill
  amortization.......      --          --           --        --
Other................      39         1.6          103       2.1
                         ----       -----      -------     -----
     Total income tax
       expense.......    $421        17.2%     $   507      10.5%
                         ====       =====      =======     =====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:.

                                                              MARCH 31,   DECEMBER 31,
                                                                1999          1997
                                                              ---------   ------------
Deferred tax assets
  Inventory.................................................   $   728       $  289
  Employee benefits.........................................     2,912        3,029
  Litigation settlements....................................       142        1,558
  Start-up and warranty expenses............................     1,773          743
  Restructuring charges.....................................     2,243          481
  Net operating loss carryforward...........................     2,324           --
  Other.....................................................     1,213          970
                                                               -------       ------
          Total deferred tax assets.........................    11,335        7,070
Deferred tax liabilities
  Contract related transactions.............................      (484)        (112)
  Property, plant and equipment.............................      (794)        (494)
  Other.....................................................      (315)        (141)
                                                               -------       ------
          Total deferred tax liabilities....................    (1,593)        (747)
                                                               -------       ------
          Net deferred tax asset............................   $ 9,742       $6,323
                                                               =======       ======

                                AQUA-CHEM, INC.

     The classification of the net deferred tax asset is as follows:

                                                                  MARCH 31,   DECEMBER 31,
                                                                    1999          1997
                                                                  ---------   ------------
    Current deferred tax asset..................................   $6,438        $4,237
    Long-term deferred tax asset................................    3,304         2,086
                                                                   ------        ------
              Net deferred tax asset............................   $9,742        $6,323
                                                                   ======        ======

     A portion of the tax loss incurred for the year ended March 31, 1999 will result in a refund of prior taxes paid. Accordingly, a refund receivable of $1,324 has been recorded within prepaid expenses and other current assets at March 31, 1999.

     During 1995, Aqua-Chem incurred a net operating loss for tax purposes. Due to a January 1996 modification to the existing tax allocation agreement between Aqua-Chem and the former owners, a carryback of the loss would not have resulted in a refund of cash to Aqua-Chem. Accordingly, Aqua-Chem elected to carry the tax loss forward and a valuation allowance was established. During the period January 1, 1997 through July 31, 1997 and the year ended December 31, 1996, Aqua-Chem had sufficient income to realize the value of a portion of the net operating loss. Accordingly, the valuation reserve was reduced in both periods by the amount of the benefit realized.

     The Company has a tax loss carryforward of $5,800 for Federal income tax purposes which expires in 2019. For state income tax purposes, the Company has tax loss carryforwards in varying amounts ranging from $82 to $3,272 in the states in which it has significant operations. These loss carryforwards expire in years ranging from 2004 to 2019.

NOTE 10: STOCKHOLDERS' EQUITY AND PREFERRED STOCK WITH MANDATORY REDEMPTION PROVISIONS

     As of March 31, 1999, Aqua-Chem had 2,006,260 shares of authorized capital stock, itemized by class and series as follows:

          (i) 2,000,000 shares of Common Stock, par value $.01 per share, with 1,000,000 shares issued and outstanding;

          (ii) 6,260 shares of Preferred Stock, par value $.01 per share, divided into the following series:

             (a) 130 shares of Series A Cumulative Preferred Stock, par value $0.01 per share with 52 shares issued and outstanding.

             (b) 130 shares of Series B Cumulative Preferred Stock, par value $0.01 per share, with 130 shares issued and outstanding.

             (c) 6,000 shares of Series C Cumulative Preferred Stock, par value $.01 per share, with 2,755 shares issued and outstanding.

     The Company formerly had 130 shares of Series A Preferred outstanding, and used approximately $3.1 million of the proceeds of the subordinated debt offering to redeem 78 of such shares. The remaining 52 shares of Series A Preferred will remain outstanding subject to redemption as follows: one-half
(26) of such shares will be redeemed (at a redemption price of $1 million plus accrued dividends, if any) on August 1, 2000 and the remainder will be redeemed (at a redemption price of $1 million plus accrued dividends, if any) on August 1, 2001. Under the Company's Certificate of Incorporation (the "Certificate"), holders of the outstanding nonvoting Series A Preferred are entitled to receive cumulative cash dividends of $577 per share per quarter beginning August 1, 1998. Holders of Preferred A have the right to require the Company to redeem Series A Preferred at an aggregate redemption price of $2 million plus accrued dividends

                                AQUA-CHEM, INC.

(i) simultaneous with the occurrence of an "overall ownership shift," "employee ownership shift" or "asset shift" (each as defined in the Certificate); or (ii) within the 120 day period following an initial public offering of the Company's equity securities. The Company may call the outstanding shares at any time at the redemption price of $38,462 per share plus accrued dividends. As the Preferred A carries a below market dividend rate of 6%, Aqua-Chem recorded the Preferred A at a discount. Aqua-Chem is accreting the discount over the term of the Series A Preferred with the accretion charged to retained earnings. The carrying value, including accretion and dividends, of the Series A Preferred at March 31, 1999 and December 31, 1997, is $1,839 and $4,594 respectively.

     Holders of the nonvoting Series B Cumulative Preferred Stock ("Preferred B") are entitled to receive cumulative cash dividends of $1,538 per share per year beginning August 1, 1997 payable at redemption. The redemption price of the Preferred B shall be the "Normal Redemption Price," which shall generally be based upon Aqua-Chem's Water Technologies' cumulative earnings before taxes for the period 1997 through 2001. The redemption price is modified in the event that prior to December 31, 2001, either (i) Water Technologies is sold to an unrelated third party; or (ii) there occurs an initial public offering of the Company's equity securities; or (iii) there occurs an "overall ownership shift," "employee ownership shift" or "asset shift" (each as defined in the Certificate). The maximum redemption price, under any circumstance, shall be $7,500. Holders of Preferred B generally shall have the right to require the Company to redeem the Series Preferred B at the applicable redemption price plus accrued dividends (i) simultaneous with the occurrence of an "overall ownership shift" (as defined by the Certificate); (ii) within the 120 day period following an initial public offering of Aqua-Chem's equity securities; (iii) within the 120 day period following a refinancing and retirement of the existing subordinated debt; or (iv) July 31, 2004. The holders of the Series B Preferred elected not to require that the Series B Preferred be redeemed in connection with the subordinated debt offering. The carrying value of the Series B Preferred is zero at March 31, 1999, as the redemption value is contingent upon future events.

     Holders of Series C Preferred Stock are entitled to receive quarterly dividends at the rate of 10.17% per year on the original issue price per share ($964) beginning on August 1,1997. Holders of Series C Preferred generally shall have the right to require the Company to redeem all or any part of Series C Preferred at a price equal to $1,000 per share, plus accrued dividends upon (i) an "overall ownership shift,"employee ownership shift," or "asset shift" (each as defined by the Certificate); (ii) within the 120-day period following an initial public offering; or (iii) July 31, 2005. Any time after July 31, 2004, the Company may call the outstanding shares at the redemption price of $1,000 per share plus accrued dividends. Holders of the Series C Preferred are entitled to voting rights equivalent to the rights of one share of common stock. As the redemption price of $1,000 per share exceeds the original issue price of $964, Aqua-Chem recorded the Series C Preferred at a discount. Similar to the Series A Preferred, the Company is accreting the discount over the term of the Series C Preferred with the accretion charged to retained earnings. The carrying value, including dividends, of the Series C Preferred at March 31, 1999 and December 31, 1997, is $3,105 and $2,771, respectively.

NOTE 11: STOCK OPTIONS

     Aqua-Chem has two stock option plans, the Aqua-Chem, Inc. 1997 Stock Option Plan (as amended and restated, the "1997 Stock Option Plan") and the Aqua-Chem, Inc. 1998 Stock Option Plan (the "1998 Stock Option Plan"). Aqua-Chem accounts for these plans under APB Opinion No. 25.

     The 1997 Stock Option Plan provides for the granting to key employees, from time to time, of non-statutory stock options to purchase up to an aggregate of 61,919 shares of Common Stock of Aqua-Chem at exercise prices to be determined in accordance with the provisions of the 1997 Stock Option Plan. The 1997 Stock Option Plan provides that between 10% and 20% of the aggregate number of shares of Common Stock underlying each series of options shall vest each year on the anniversary of the date of the grant, provided that in the prior fiscal year (i) the option holder completed at least twelve consecutive months of service (as

                                AQUA-CHEM, INC.

defined in the 1997 Stock Option Plan), and (ii) the Company attained 80% to 100% of a specified target of EBITDA (as defined therein)($18.3 million in the current year, subject to adjustment in the event of certain extraordinary activities, (the "EBITDA Goal")). In the event that an installment does not vest on an anniversary date because the EBITDA Goal is not met, such installment shall vest on the next succeeding anniversary date as to which (i) the option holder has completed at least twelve consecutive months of service, and (ii) the Company met the EBITDA Goal by a cumulative amount greater than or equal to the prior cumulative EBITDA shortfalls. Notwithstanding the foregoing, options granted under the 1997 Stock Option Plan shall vest automatically on the seventh anniversary of the date of the grant regardless of performance criteria. As of March 31, 1999, there were 48,167 options granted at an exercise price of $3.75 per share under the 1997 Stock Option Plan.

     On August 4, 1998 the Board adopted the 1998 Stock Option Plan which provides for the grant to key advisors, consultants, and employees, from time to time, of non-statutory stock options to purchase up to an aggregate of 61,919 shares of Common Stock at exercise prices to be determined in accordance with the provisions of the 1998 Stock Option Plan. Options granted under the 1998 Stock Option Plan shall vest on the seventh anniversary of the date of grant, but may be accelerated subject to the terms of a written agreement entered into between the Company and the optionee at the time of the grant. As of March 31, 1999, 15,740.40 shares at an exercise price of $5.00 share were granted.

     The option agreement for certain employees provide the opportunity for accelerated vesting in the event of the achievement of certain Division goals.

     Under separate agreements from the 1997 Plan and the 1998 Plan, the option to purchase 1,725 shares of common stock have been granted to two directors of Aqua-Chem. Under the terms of the agreements, the option to purchase 600 shares vests one year from the effective date of the grant, with the remaining 1,125 options vesting at a rate of 225 per year commencing on December 31, 1998 and continuing through December 31, 2002. These options allow the holder to purchase common stock of Aqua-Chem at $3.75 per share, which does not differ significantly from fair market value. As of March 31, 1999, no options were exercised.

     All options granted under the 1997 and 1998 Stock Option Plans were made during the year ended March 31, 1999 at exercise prices that approximate fair market value of the stock. Thus no compensation expense has been recorded by the Company. None of the options are exercisable as of March 31, 1999 and no options have been forfeited. The weighted-average exercise price was $4.05 at March 31, 1999 with a maximum term of ten years.

     The proforma effect of currently recognizing the fair market value of all options granted is not material to the consolidated financial statements.

NOTE 12: COMMON STOCK PURCHASE WARRANTS

     The holders of the subordinated notes payable (see Note 9) also received warrants, whereby they can acquire, at any time through July 31, 2007, in total, 176,471 shares of Aqua-Chem's common stock. The exercise price issuable upon exercise of the warrants is $.01 per share of stock, with adjustments made to prevent dilution in the event of any changes in capitalization of Aqua-Chem.

     After July 31, 2002, there are put and call features that may require Aqua-Chem to purchase all or any part of the warrants or the common stock obtained by the exercise of such warrants at the higher of a price determined in the agreement or the fair market value of the Company's stock. During the year ended March 31, 1999, no warrants were exercised.

     The warrants are recorded within other long-term liabilities at their approximate fair value.

                                AQUA-CHEM, INC.

NOTE 13: EMPLOYEE BENEFIT PLANS AND POSTRETIREMENT BENEFITS

  Defined Benefit and Postretirement Benefit Plans

     Aqua-Chem maintains a defined benefit pension plan covering substantially all union employees of the National Dynamics. The benefits are based on years of service and the employee's compensation during the last five years of employment. The Company's funding policy is to contribute amounts necessary to satisfy the funding requirements as prescribed by laws and regulations. Plan assets consist primarily of investments in investment-grade corporate loans with maturities of five to ten years. Effective March 31, 1999, Aqua-Chem adopted SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits."

     Aqua-Chem maintains unfunded health care plans covering certain eligible retirees and employees. The estimated costs of postretirement benefits, principally health care, are accrued over the period the benefits are earned. Aqua-Chem's policy is to fund postretirement benefits as incurred.

     The following assumptions were utilized in determining the funded status of Aqua-Chem's defined benefit pension plan:

Weighted-average discount rate..............................  7.5%
Rate of increase in future compensation.....................  4.9%
Weighted-average, long-term rates of return on plan
  assets....................................................  9.0%

     The following assumptions were utilized in determining the funded status of Aqua-Chem's post retirement health plan:

                                               POST-BUY-OUT BASIS                   PRE-BUY-OUT BASIS
                                                 OF ACCOUNTING                        OF ACCOUNTING
                                    ----------------------------------------   ---------------------------
                                    YEAR ENDED   JANUARY 1 TO   AUGUST 1 TO    JANUARY 1 TO    YEAR ENDED
                                    MARCH 31,     MARCH 31,     DECEMBER 31,     JULY 31,     DECEMBER 31,
                                       1999          1998           1997           1997           1996
                                    ----------   ------------   ------------   ------------   ------------
Weighted-average discount rate....    6.0%           6.0%           7.5%           7.5%           7.5%
Rate of increase in future
  compensation....................    4.9%           4.9%           4.5%           4.5%           4.5%
Weighted-average, assumed health
  care cost trend rate............    7.5%           7.5%           7.5%           7.5%           7.5%

                                AQUA-CHEM, INC.

                                                       DEFINED BENEFIT PLAN   POSTRETIREMENT HEALTH PLAN
                                                       --------------------   --------------------------
                                                            MARCH 31,         MARCH 31,    DECEMBER 31,
                                                               1999              1999          1997
                                                       --------------------   ----------   -------------
Changes in benefit obligations:
  Actuarial present value of benefit obligation at
     date of NDC Acquisition (defined benefit plan)
     and at the beginning of the period
     (postretirement health plan), respectively......         $1,430            $4,516        $5,501
  Service cost.......................................             97                16            15
  Interest cost......................................             72               379           342
  Gross benefits paid................................            (10)             (460)         (515)
  Actuarial (gain) loss..............................            (12)               --            13
                                                              ------            ------        ------
  Actuarial present value of benefit obligation at
     end of period...................................          1,577             4,581         5,356
Change in plan assets
  Plan assets at fair value at date of NDC
     Acquisition.....................................            929                --            --
  Actual return on plan assets.......................             67                --            --
  Employer contributions.............................            189                --            --
  Gross benefits paid................................            (10)               --            --
                                                              ------            ------        ------
  Plan assets at fair value at end of measurement
     period..........................................          1,175                --            --
Plan assets less than total benefit obligation.......            402             4,581         5,356
  Unrecognized prior service cost....................             --                --          (698)
                                                              ------            ------        ------
  Net liability recognized at end of year............            402             4,581         4,658
                                                              ======            ======        ======

     The liability above is recognized in the accompanying Consolidated Balance Sheets within Other Long-Term Liabilities.

     The components of the net periodic benefit costs of Aqua-Chem's defined benefit and post-retirement health plan are as follows:

                              DEFINED BENEFITS
                                    PLAN                               POSTRETIREMENT HEALTH PLAN
                              ----------------   ----------------------------------------------------------------------
                                                                                               PRE-BUY-OUT BASIS OF
                                                     POST-BUY-OUT BASIS OF ACCOUNTING               ACCOUNTING
                                                 ----------------------------------------   ---------------------------
                                 YEAR ENDED      YEAR ENDED   JANUARY 1 TO   AUGUST 1 TO    JANUARY 1 TO    YEAR ENDED
                                 MARCH 31,       MARCH 31,     MARCH 31,     DECEMBER 31,     JULY 31,     DECEMBER 31,
                                    1999            1999          1999           1997           1997           1996
                              ----------------   ----------   ------------   ------------   ------------   ------------
Components of net periodic
  benefit cost:
  Service cost..............        $ 97            $ 16          $ 4            $  6          $   9           $ 24
  Interest cost.............          70             379           89             139            203            500
  Expected return on
     assets.................         (72)             --           --              --             --             --
  Amortization of transition
     obligation.............          --              --           --              --            248            426
  Amortization of
     unrecognized gain......          --              --            3              --           (140)           (75)
                                    ----            ----          ---            ----          -----           ----
  Net periodic benefit
     cost...................        $ 95            $395          $96            $145          $ 320           $875
                                    ====            ====          ===            ====          =====           ====

                                AQUA-CHEM, INC.

     As a result of the 1996 restructuring plan and the related early retirement program, Aqua-Chem incurred a curtailment charge of $387, which is included in the restructuring charges in the year ended December 31, 1996 consolidated statement of operations.

     The weighted-average assumed health care cost trend rate used in determining the March 31, 1999 and December 31, 1997 accumulated postretirement benefit obligation was 7.5% for 1997 and 9% in 1999 declining 1% per year to 5.5% in 2002 and thereafter.

     Increasing the assumed health care cost trend rate by one percentage point would increase the total accumulated postretirement benefit obligation as of March 31, 1999, by approximately $300, and would increase the aggregate of the service cost and interest cost components of the net postretirement benefit cost by approximately $25 in fiscal 1999. Decreasing the assumed health care cost trend rate by one percentage point would decrease the total accumulated postretirement benefit obligation as of March 31, 1999, by approximately $75, and would decrease the aggregate of the service cost and interest cost components of the net postretirement benefit cost by approximately $20 in fiscal 1999.

     Aqua-Chem is also required to make payments to certain pension and employee benefit funds, some of which are not controlled or administered by Aqua-Chem and certain foreign subsidiary maintained government-mandated pension plans. Pension expense of these plans for the year ended March 31, 1999, the three months ended March 31, 1998, the period August 1 to December 31, 1997 and the period January 1 to July 31, 1997, and for the year ended December 31, 1996 was $365, $22, $189, $140, and $266, respectively.

  Defined Contribution Plans

     Aqua-Chem maintains a defined contribution retirement plan which includes a 401(k) savings plan. Substantially all employees who are not members of collective bargaining groups or employees of National Dynamics are eligible to participate. Aqua-Chem's retirement contribution equals 4% of eligible compensation while 401(k) contributions equal 50% of employee contributions to a maximum Aqua-Chem contribution of 3%. Under provisions of the 401(k) savings plan, employees may voluntarily contribute a maximum of 17% of eligible compensation.

     Aqua-Chem also maintains a defined contribution retirement plan covering substantially all nonunion employees of the Company's National Dynamics Division. Participants may contribute up to 15% of their pay in pretax dollars. The Company made a matching contribution of 50% of each participant's contributions, up to 5% of pay since the date of the NDC Acquisition. This discretionary matching contribution by the Company may vary from year to year. Vesting in Company contributions is 100% after five years in the plan.

     For the year ended March 31, 1999, the three months ended March 31, 1998, the period August 1, 1997 to December 31, 1997, the period January 1, 1997 to July 31, 1997, and the year ended December 31, 1996, Aqua-Chem contributed $1,767, $406, $675, $910 and $1,462, respectively, to these plans.

NOTE 14: SEGMENT INFORMATION

     In 1999, Aqua-Chem adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". Aqua-Chem's reportable business segments are:

          Boiler: consists of packaged firetube, commercial and industrial watertube boilers, burners and aftermarket parts.

          Water Technologies: consists of water purification and desalination systems.

          Other: includes the operations of the corporate office, interest expense on Aqua-Chem's current and long-term debt obligations, interest income, and any eliminating entries.

                                AQUA-CHEM, INC.

     Aqua-Chem's reportable segments are strategic business units that offer different products and services. They are managed differently as each business requires different technology and marketing strategies. The Boiler segment includes both the operating segments of Cleaver-Brooks and National Dynamics due to their similarity in products and services, production processes, type of customer, and the methods used to distribute their products.

     Aqua-Chem markets its products through a network of sales representatives, distributors and an international direct sales force while maintaining manufacturing facilities in the United States, Canada, and Mexico.

     Aqua-Chem does not have any customers who represent 10% or more of consolidated sales.

                                                                                       PRE-BUY-OUT
                                        POST-BUY-OUT BASIS OF ACCOUNTING           BASIS OF ACCOUNTING
                                    ----------------------------------------   ---------------------------
                                    YEAR ENDED   JANUARY 1 TO   AUGUST 1 TO    JANUARY 1 TO    YEAR ENDED
                                    MARCH 31,     MARCH 31,     DECEMBER 31,     JULY 31,     DECEMBER 31,
SEGMENT                                1999          1998           1997           1997           1996
-------                             ----------   ------------   ------------   ------------   ------------
Net sales:
  Boiler..........................   $186,085      $ 28,112       $ 73,974       $ 80,868       $155,527
  Water Technologies..............     34,319         8,694         17,567         18,750         44,025
                                     --------      --------       --------       --------       --------
          Total...................   $220,404      $ 36,806       $ 91,541       $ 99,618       $199,552
                                     ========      ========       ========       ========       ========
Income (loss) before income taxes,
  minority interest and
  extraordinary item:
  Boiler..........................   $  4,113      $    639       $  7,632       $  4,380       $  7,797
  Water Technologies..............       (515)           41          1,468             78            803
  Other...........................    (14,406)       (1,690)        (3,328)        (2,012)        (3,768)
                                     --------      --------       --------       --------       --------
          Total...................   $(10,808)     $( 1,010)      $  5,772       $  2,446       $  4,832
                                     ========      ========       ========       ========       ========
Depreciation and amortization:
  Boiler..........................   $  3,709      $    434       $    794       $  1,222       $  2,178
  Water Technologies..............      1,170           169            222            297            486
  Other...........................        537           102            268            171            320
                                     --------      --------       --------       --------       --------
          Total...................   $  5,416      $    705       $  1,284       $  1,690       $  2,984
                                     ========      ========       ========       ========       ========
Restructuring charge:
  Boiler..........................   $  5,340      $     --       $     --       $     --       $  2,036
  Water Technologies..............        158            --             --             --            710
  Other...........................        383            --             --             --          2,292
                                     --------      --------       --------       --------       --------
          Total...................   $  5,881      $     --       $     --       $     --       $  5,038
                                     ========      ========       ========       ========       ========
Total assets:
  Boiler..........................   $122,405      $ 70,520       $ 71,803       $ 61,898       $ 65,710
  Water Technologies..............     30,684        25,084         25,143         23,369         21,301
  Other...........................     25,142        14,646         27,715         18,872         13,989
                                     --------      --------       --------       --------       --------
          Total...................   $178,231      $110,250       $124,661       $104,139       $101,000
                                     ========      ========       ========       ========       ========

                                AQUA-CHEM, INC.

                                                                                       PRE-BUY-OUT
                                        POST-BUY-OUT BASIS OF ACCOUNTING           BASIS OF ACCOUNTING
                                    ----------------------------------------   ---------------------------
                                    YEAR ENDED   JANUARY 1 TO   AUGUST 1 TO    JANUARY 1 TO    YEAR ENDED
                                    MARCH 31,     MARCH 31,     DECEMBER 31,     JULY 31,     DECEMBER 31,
SEGMENT                                1999          1998           1997           1997           1996
-------                             ----------   ------------   ------------   ------------   ------------
Capital expenditures:
  Boiler..........................   $  2,456      $    109       $    337       $    567       $  2,339
  Water Technologies..............        328            87            188          1,240            265
  Other...........................        403           388            672            388            185
                                     --------      --------       --------       --------       --------
          Total...................   $  3,187      $    584       $  1,197       $  2,195       $  2,789
                                     ========      ========       ========       ========       ========
Information by region is as
  follows:
  Net sales (based on customer
     destination):
     United States................   $168,764      $ 20,379       $ 63,819       $ 63,157       $130,033
     Canada.......................     12,181         4,931          8,993         11,704         16,741
     Latin America................     21,518         6,416          8,575          5,300         14,820
     Far East.....................     10,459         1,477          3,784         11,193         19,081
     Others.......................      7,482         3,303          6,370          8,264         18,877
                                     --------      --------       --------       --------       --------
          Total...................   $220,404      $ 36,806       $ 91,541       $ 99,618       $199,552
                                     ========      ========       ========       ========       ========
  Long-lived assets:
     United States................   $ 34,192      $ 29,575       $ 29,534       $ 20,251       $ 19,767
     Canada.......................      1,323         1,206          1,229          1,301          1,324
     Mexico.......................        775           787            792            797            775
                                     --------      --------       --------       --------       --------
          Total...................   $ 36,290      $ 31,568       $ 31,555       $ 22,349       $ 21,866
                                     ========      ========       ========       ========       ========

NOTE 15: COMMITMENTS AND CONTINGENCIES

     Aqua-Chem and its subsidiaries are involved in legal proceedings, claims and litigation arising in the ordinary course of business. These claims arise from a variety of factors, including suits alleging personal injury related to the use and exposure to certain of Aqua-Chem's products (see the "Legal Proceedings" section of this Form 10-K for further information). The Company has successfully resolved most closed claims and cases without payment and is vigorously defending open claims, and believes that it has strong defenses to all claims brought to date. Although Aqua-Chem believes the costs and liabilities associated with these matters will not have a material adverse effect on their results of operations or financial condition, there can be no assurances to this effect.

     In the ordinary course of business, Aqua-Chem is contingently liable for performance under letters of credit totaling approximately $3,700 and $3,900 at March 31, 1999 and December 31, 1997. Management does not expect any material losses to result from these off-balance sheet instruments, and, therefore, values of these instruments at zero.

     Under the terms of the purchase agreement for the NDC Acquisition, Aqua-Chem is contractually obligated to perform certain post-sale product work, such as warranty, for pre-acquisition sales on behalf of the sellers. The costs incurred by Aqua-Chem are billed to the sellers as the work is incurred. As of March 31, 1999, Aqua-Chem had recorded a receivable from the sellers of $902 for services performed which is included in other assets.

     As the sellers have retained the contractual liability for post-sale product obligations for pre-acquisition sales, the accompanying consolidated balance sheets do not reflect a liability for the future costs to be incurred by Aqua-Chem for performance of their obligation under the terms of the purchase agreement.

                                AQUA-CHEM, INC.

NOTE 16: EARNINGS (LOSS) PER SHARE

     At December 31, 1997, Aqua-Chem adopted SFAS No. 128, "Earnings per Share" for all periods presented. The new standard simplified the computation of earnings per share (EPS) and provides improved comparability with international standards. SFAS No. 128 replaces primary EPS with "Basic" EPS, which excludes dilution and is computed by dividing net earnings or (loss) by the weighted-average number of common shares outstanding for the period. "Diluted" EPS is computed similarly to primary EPS by reflecting the potential dilution that occurs if securities or other contracts to issue common stock were exercised or converted to common stock or resulted in the issuance of common stock that then shared in the earnings. The following reconciles the numerators and denominators of the basic and diluted earnings per share computations.

                                                YEAR ENDED    JANUARY 1 TO    AUGUST 1 TO
                                                MARCH 31,      MARCH 31,      DECEMBER 31,
                                                   1999           1998            1997
                                                ----------    ------------    ------------
Basic Earnings Per Share:
  Net Income (loss) before extraordinary
     item.....................................  $   (7,189)    $    ( 745)     $    3,309
  Less: Preferred Stock Dividends.............         750            155             260
                                                ----------     ----------      ----------
  Net Income (loss) before extraordinary item
     applicable to common.....................  $   (7,939)    $     (900)     $    3,049
                                                ==========     ==========      ==========
Weighted Average Number of Shares.............   1,000,000      1,000,000       1,000,000
                                                ==========     ==========      ==========
Basic Earnings (Loss) Per Share before
  extraordinary item..........................  $    (7.94)    $    (0.90)     $     3.05
                                                ==========     ==========      ==========
Diluted Earnings (Loss) Per Share:
  Net Income (loss) before extraordinary item
     applicable to common.....................  $   (7,939)    $     (900)     $    3,049
                                                ==========     ==========      ==========
Weighted Average Number of Shares -- Basic....   1,000,000      1,000,000       1,000,000
Effect of Dilutive Securities:
  Warrants....................................          --(a)          --(a)      176,471
  Options.....................................          --(a)          --(a)         N.A.
                                                ----------     ----------      ----------
Weighted Average Number of Shares --Diluted...   1,000,000      1,000,000       1,176,471
                                                ==========     ==========      ==========
Diluted Earnings (Loss) Per Share before
  extraordinary item..........................  $    (7.94)    $    (0.90)     $     2.59
                                                ==========     ==========      ==========

---------------

(a) The warrants and options are excluded from the calculation since they would be antidilutive.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning the directors and executive officers of the Company. Each director is elected for a one year term or until such person's successor is duly elected and qualified. The Company's by-laws provide for six directors. The Board is currently comprised of four directors; there is one vacancy on the Board to be designated by Management (as defined) and one vacancy to be designated by J. H. Whitney & Co.

NAME                                    AGE                     POSITION
----                                    ---                     --------
Jeffrey A. Miller.....................  48    President, Chief Executive Officer and
                                                Director (Chairman of the Board)
Donna P. Chapman......................  51    Vice President, Human Resources
Robert D. Endacott....................  55    Vice Chairman
James A. Feddersen....................  54    Secretary
James H. Fordyce......................  40    Director
James W. Hook.........................  62    Director
Daniel J. Johnson.....................  49    Corporate Vice President
                                              President -- Water Technologies Division
James A. Kettinger....................  41    Senior Vice President and Chief Financial
                                                Officer
William P. Killian....................  64    Director
Charles J. Norris.....................  52    Vice President and Chief Information Officer
Daniel B. Teich.......................  52    Corporate Vice President
                                              President -- National Dynamics Division
Ronald G. Thimm.......................  43    Treasurer

     Jeffrey A. Miller has served as President and Chief Executive Officer of the Company since July 1996 and assumed the role of Chairman of the Board in August, 1997. Prior to joining the Company, Mr. Miller had undertaken permanent and interim Chief Executive Officer and Chief Operating Officer assignments for various major industrial companies, including serving as interim President and Chief Operating Officer of Donnelly Corporation (an automotive supplier) from October, 1995 to May, 1996, performing various independent consulting and interim management positions from June, 1993 to October, 1995, and serving as Group Vice President of the Automotive Products Group of Aeroquip Corporation (an automotive supplier) from August, 1992 to June, 1993. Mr. Miller also spent 19 years in numerous managerial and executive positions within various business groups of The General Electric Company, including transportation systems (locomotives, transit cars, transit equipment), major appliances, mining, oil well drilling, industrial electronics, industrial controls, factory automation and automotive.

     Donna P. Chapman has served as Vice President, Human Resources since December 1998. Prior to joining the Company, Ms. Chapman served in a similar role at General Signal Corporation from 1996 to 1998. From 1989 to 1996, Ms. Chapman held a variety of human resource positions with the Mead Corporation.

     Robert D. Endacott has served as Vice Chairman since January, 1999. Prior to joining the Company, Mr. Endacott was a founding member of CMR Partners LLC, a privately held investment and merchant-banking firm based in Miami, Florida since 1996. From 1992 until 1996 he served as Managing Director of the Armand Group, Inc., a Chicago-based investment banking firm. See "Certain Relationships and Related Transactions".

     James A. Feddersen has served as Secretary of the Company since 1990. Mr. Feddersen is a shareholder of the law firm of Whyte Hirschboeck Dudek S.C., which he joined in 1973. See "Certain Relationships and Related Transactions".

     James H. Fordyce has served as a Director of the Company since August, 1997. Mr. Fordyce is a general partner of J. H. Whitney & Co., a private equity and mezzanine capital investment firm, which he joined in 1996. Mr. Fordyce serves on the board of directors of several private companies. Mr. Fordyce was Senior Vice President of Heller Financial, Inc., a commercial finance firm, from 1988 to 1996.

     James W. Hook has served as a Director of the Company since January, 1998. Mr. Hook has been a professor at the Robert J. McCormick School of Engineering at Northwestern University since 1992. Mr. Hook served as consultant to MascoTech, Inc. from 1992 to 1996.

     Daniel J. Johnson has served as the President of Water Technologies since September 1997. Prior to joining the Company, Mr. Johnson served as Vice President and General Manager of MagneTek Corporation -- Power Electronics and Drives Division from 1995 to 1997, as MagneTek's Division Vice President -- Operations from 1994 to 1995, and as Vice president of MagneTek's Engineered Systems Business Unit from 1991 to 1994.

     James A. Kettinger joined the Company in May, 1999 as Senior Vice President and Chief Financial Officer. Mr. Kettinger previously served as President of Corporate Financial Outsource, LLC, providing general and financial management consulting from 1996 until joining the Company. Mr. Kettinger has also served in senior financial management positions for Emmpak Foods, Inc., Tulip Corporation and Terex Corporation and provided client service while employed by Price Waterhouse from 1980 to 1996.

     William P. Killian has served as a Director of the Company since 1993. Mr. Killian has served as Vice President -- Corporate Development and Strategy at Johnson Controls, Inc., a global manufacturer of automotive systems and controls, since 1987. Mr. Killian is also a director of Gehl Company and Q.E.P. Company, Inc.

     Charles J. Norris has served as Vice President and Chief Information Officer of the Company since 1996. Prior to joining the Company, Mr. Norris spent 16 years at Norris Systems Group, Inc., a business systems consulting company founded and owned by Mr. Norris.

     Daniel B. Teich has served as President of the Company's National Dynamics Division since he joined the Company in August, 1998. From January, 1997 until he joined the Company, Mr. Teich served as the President of Ransomes America. During 1996 Mr. Teich served as Managing Director of Pitney Bowes Management Services Canada, Inc., and from 1993 to 1995 Mr. Teich served as the President of Monarch Marketing Systems, Inc. On May 19, 1999 the Company announced that Mr. Teich was resigning effective July 2, 1999 to become President and CEO of a Kansas City, KS manufacturing firm.

     Ronald G. Thimm has served as Treasurer of the Company since 1990, and as Assistant Treasurer from 1981 to 1990.

     Michael R. Stone resigned as a Director of the Company on April 8, 1999. Mr. Stone served as a Director of the Company since August, 1997. Mr. Stone is a general partner of J. H. Whitney & Co., a private equity and mezzanine capital investment firm, which he joined in 1989.

DIRECTOR COMPENSATION

     Directors of the Company, other than Messrs. Hook and Killian, receive no compensation for their services as directors. The Company has entered into written agreements with Messrs. Hook and Killian with regard to compensation for their services as directors.

     In accordance with the agreement entered into between the Company and Mr. Killian on December 17, 1997, effective August 1, 1997, for so long as Mr. Killian remains a director of the Company, the Company will pay him $2,500 on the first day of February, April, July and November each year, regardless of the number of meetings held or attended. In addition, the Company agreed to grant Mr. Killian an option to purchase 600 shares of Common Stock of the Company at a price of $3.75 per share on August 1 of each year, for so long as Mr. Killian remains a director. Each option granted to Mr. Killian under this agreement vests and becomes fully exercisable on July 31 of the year subsequent to the date of grant and, if not previously exercised, expires and terminates on August 1, 2007; provided, however, that in the event of a Stock Sale, Reorganization or Termination, as those terms are defined in the December 17, 1997 Agreement, the option may expire and terminate prior to such date.

     In accordance with the agreement entered into between the Company and Mr. Hook on February 19, 1998, effective January 23, 1998, the Company paid Mr. Hook a one-time fee of $20,000 upon his acceptance of such agreement and, for so long as Mr. Hook remains a director of the Company, the Company will pay him $2,500 on the first day of February, April, July and November each year, regardless of the number of meetings held or attended. In addition, the Company granted Mr. Hook an option to purchase 1,125 shares of Common Stock of the Company at a price of $3.75 per share, which vest and become fully exercisable at the rate of 225 shares per year commencing on December 31, 1998 through and including December 31, 2002, and which, if not previously exercised, expires and terminates on February 11, 2008; provided, however, that in the event of a Stock Sale, Reorganization or Termination, as those terms are defined in the February 19, 1998 agreement, the option may expire and terminate prior to such date.

     The options granted to Messrs. Killian and Hook pursuant to their compensation agreements with the Company are non-statutory options that are not part of Aqua-Chem's employee Stock Option Plan and are non-transferable, except through inheritance. Any stock acquired by Messrs. Killian or Hook pursuant to such options is subject to certain put-call provisions in the event of death or disability and to a right of first refusal of the Company in the event of any sale, transfer or other disposition of such stock.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the cash and other compensation paid by the Company in the fiscal year ended December 31, 1996 and in the twelve months ended December 31, 1997 and December 31, 1998, to the Company's Chief Executive Officer and to each of the Company's four other most highly compensated executive officers as of December 31, 1998 (collectively, including the Chief Executive Officer, the "Named Executive Officers"). At December 30, 1998, the Company changed its year end to March 31, 1999. Also included in the following table is the cash and other compensation paid by the Company for the twelve months ended March 31, 1999:

                           SUMMARY COMPENSATION TABLE

                                                  ANNUAL COMPENSATION(A)
                                     -------------------------------------------------   SECURITIES
                                                                      ALL OTHER ANNUAL   UNDERLYING
NAME AND PRINCIPAL POSITION          YEAR        SALARY    BONUS(B)   COMPENSATION(C)     OPTIONS
---------------------------          ----       --------   --------   ----------------   ----------
Jeffrey A. Miller..................  1999(i)    $487,500         --       $ 48,061         44,167
  Chairman of the Board, Chief       1998        511,569         --         41,950         44,167
  Executive Officer, President       1997(d)(e)  182,736   $304,712          8,189             --
                                     1996(e)          --         --             --             --
J. Scott Barton(f).................  1999(i)    $169,336   $ 53,961       $ 10,622             --
  Former Vice President, Chief       1998        169,337         --         87,041             --
  Financial Officer                  1997(d)     148,086     82,571         96,420             --
                                     1996        124,578     45,351         14,187             --
Rand E. McNally(g).................  1999(i)    $138,470         --       $  9,055             --
  Former Executive Vice President,   1998        192,320         --        106,726             --
  General Manager -- Cleaver-Brooks  1997(d)     182,226   $ 79,528         99,350             --
                                     1996        145,018     61,285         11,588             --
Charles J. Norris..................  1999(i)    $110,000         --       $  8,912             --
  Vice President, Chief Information  1998        111,540         --         34,341             --
  Officer                            1997(d)     101,478   $ 34,804         31,534             --
                                     1996         84,320     27,123          3,942             --
Daniel J. Johnson..................  1999(i)    $160,014   $ 41,763       $ 12,438          4,000
  President -- Water Technologies    1998        166,169     41,763          6,122          4,000
                                     1997(d)      49,235         --            494             --
                                     1996             --         --             --             --
Daniel B. Teich(h).................  1999(i)    $140,193         --       $  3,115         15,470
  President -- National Dynamics     1998         88,270         --             --         15,470
                                     1997(d)          --         --             --             --
                                     1996             --         --             --             --
Ronald G. Thimm....................  1999(i)    $ 99,176         --       $  2,992             --
  Treasurer                          1998         99,454         --          9,256             --
                                     1997(d)      89,606   $ 30,977          7,883             --
                                     1996         86,310     27,123          6,541             --

---------------

(a) Certain personal benefits provided by the Company to the Named Executive Officers are not included in the table as permitted by regulations of the Commission because the aggregate amount of such personal benefits for each Named Executive Officer in each year reflected in the table did not exceed the lesser of $50,000 or 10% of the sum of such officer's salary and bonus in such year.

(b) Bonuses are reported for the year or period in which earned, although the bonuses were paid after the end of the year or period shown.

(c)  "All Other Annual Compensation" includes the following:

                                       MILLER(I)   BARTON    MCNALLY   NORRIS    JOHNSON   TEICH    THIMM
                                       ---------   -------   -------   -------   -------   ------   ------
Company match under
  Aqua-Chem's 401(k) savings
  plan........................  1999    $ 4,511    $ 3,381   $ 1,029   $    --   $4,430    $3,115   $2,992
                                1998      4,800      4,800     4,800        --    4,514        --    4,492
                                1997         --      4,750     4,750        --       --        --    2,870
                                1996         --      4,069     4,750        --       --        --    2,589
Life insurance premium
  payments....................  1999    $17,880    $   841   $ 8,026   $ 3,197   $1,608    $   --   $   95
                                1998     17,880        841     8,026     3,197    1,608        --       95
                                1997        292     10,270(y)     700      390      494        --      344
                                1996         --      5,135       838       488       --        --      500
Company Retirement Plan
  contribution................  1999    $ 6,400    $ 6,400   $    --   $ 5,715   $6,400    $   --   $5,217
                                1998         --      6,400     6,400     6,144       --        --    4,669
                                1997         --      6,400     6,400     6,144       --        --    4,669
                                1996         --      4,983     6,000     3,454       --        --    3,452
"Change In Control"
  bonus(z)....................  1998    $    --    $75,000   $87,500   $25,000   $   --    $   --   $   --
                                1997         --     75,000    87,500    25,000       --        --       --

---------------

 (y) The premiums paid for Mr. Barton's policy in calendar 1997 were for two years of coverage.

 (z) See "Employment Agreements," below.

(d) Represents aggregate compensation for the twelve months ended December 31, 1997 (combining the seven-month fiscal year ended July 31, 1997 and the five months ended December 31, 1997).

(e) Mr. Miller became President and Chief Executive Officer pursuant to an Interim Management Agreement (the "Management Agreement"), dated July 8, 1996, as amended, between the Company and J. Miller Management, Inc. ("JMM"). Amounts paid by the Company under the Management Agreement were paid to JMM and Mr. Miller was separately compensated by JMM. Mr. Miller served as President and Chief Executive Officer pursuant to the Management Agreement until July 31, 1997, when he became employed by the Company. See "Certain Relationships and Related Transactions."

(f) Mr. Barton served as the Company's Vice President of Finance and Chief Financial Officer from March, 1994, until his resignation on February 19, 1999. In addition to the compensation listed above Mr. Barton is receiving severance payments of $14,583 monthly for the 18 months following his resignation.

(g) Mr. McNally served as the Company's Executive Vice President and General Manager -- Cleaver-Brooks Division from November, 1994, until his resignation on November 17, 1998. In addition to the compensation listed above Mr. McNally is receiving severance payments of $16,668 monthly for the 12 months following his resignation.

(h) On May 19, 1999 the Company announced Mr. Teich's resignation as President -- National Dynamics, effective July 2, 1999.

(i) This period includes nine months of compensation included in the "1998" due to the change in fiscal year end to March 31, as of December 30, 1998.

(j) Mr. Miller's "All Other Annual Compensation" includes travel and lodging reimbursements of $19,270, $19,270 and $7,897 for 1999, 1998 and 1997,
     respectively.

                          OPTIONS IN LAST FISCAL YEAR

                                                                                       POTENTIAL REALIZABLE VALUE
                                                                                         AT ASSUMED ANNUAL RATES
                                                                                       OF STOCK PRICE APPRECIATION
                                 INDIVIDUAL GRANTS                                           FOR OPTION TERM
------------------------------------------------------------------------------------   ---------------------------
                                   NUMBER OF     % OF TOTAL
                                   SECURITIES      OPTION
                                   UNDERLYING    GRANTED TO    EXERCISE
                                    OPTIONS       EMPLOYEES    OR BASE
                                    GRANTED       IN FISCAL     PRICE     EXPIRATION
NAME                                  (#)           YEAR        ($/SH)       DATE        5% ($)          10% ($)
----                              ------------   -----------   --------   ----------   ----------      -----------
Jeffrey A. Miller...............     44,167         67.3%       $3.75        9/08          --(a)         $36,217
Daniel J. Johnson...............      4,000          6.1         3.75        9/08          --(a)           3,280
Daniel B. Teich.................     15,470         23.6         5.00        9/08          --(a)          16,862

(a) A five percent increase in value over the term of the options would produce a realizable value less than the exercise price.

            LONG-TERM INCENTIVE PLANS -- AWARDS IN LAST FISCAL YEAR

                                                                             ESTIMATED FUTURE PAYOUT
                                                                          -----------------------------
NAME                            SHARES(A)       PERIOD UNTIL PAYOUT       THRESHOLD   TARGET    MAXIMUM
----                            ---------       -------------------       ---------   -------   -------
Daniel J. Johnson.............    3,264     Portion payable 6/99 to 6/02     $0       $90,246    N.A.
Charles J. Norris.............    1,479     Portion payable 6/99 to 6/02     $0       $40,912    N.A.
Ronald G. Thimm...............    1,506     Portion payable 6/99 to 6/02     $0       $41,603    N.A.

(a)  These shares were awarded under the Phantom Stock Plan.

EMPLOYMENT AGREEMENTS

     The Company has employment agreements with all of the Executive Officers currently employed by the Company except Ms. Chapman, Mr. Kettinger and Mr. Thimm. Employment agreements for Ms. Chapman and Mr. Kettinger are currently being negotiated but have not yet been finalized and executed. These agreements govern the compensation, benefits and treatment upon termination under various circumstances, including voluntary termination by either party or termination by reason of retirement, death or disability.

     Compensation under these employment agreements includes a base salary plus a bonus calculated under the Company's management incentive program as a percentage of the executive's base salary. Each Named Executive Officer is entitled to participate in all employee benefit plans made available to the Company's senior executive officers, including, without limitation, medical, disability, life insurance, retirement and management incentive plans. The employment agreements for the Named Executive Officers provide for additional benefits, such as club membership, vacation, auto allowance and supplemental life insurance. The employment agreement of Mr. Norris provides for a bonus calculated as a percentage of base salary (50%) in the event of a Change In Control, as that term is defined in his employment agreement. In connection with the Management Buy-Out, in July 1997 Mr. Norris was awarded a bonus of $50,000, pursuant to such Change In Control provision. Mr. Barton, the Company's former Vice President and Chief Financial Officer, Mr. Bruce Dickson, the Company's former Vice President of Human Resources, and Mr. McNally, the Company's former Executive Vice President and General Manager -- Cleaver-Brooks, also received Change In Control bonuses of $150,000, $55,000 and $175,000, respectively. Mr. Barton resigned February 19, 1999, Mr. Dickson died in April, 1998, and Mr. McNally resigned on November 17, 1998. One-half of the amount of each Named Executive Officer's Change In Control bonus was paid in August 1997 and is reflected in the Summary Compensation Table under "All Other Compensation." Payment of the remaining one-half was contingent upon continued employment with Aqua-Chem for a period of six months following the Change In Control, was paid to the Named Executive Officers on February 1, 1998 and is also reflected in the Summary Compensation Table under "All Other Compensation."

     Each employment agreement continues indefinitely until terminated as provided in the agreement, except for Mr. Miller's employment agreement which is for a six year term expiring on July 31, 2003, unless terminated prior to the end of such term as provided in the agreement. Each employment agreement may be terminated by either the Company or the executive at any time by giving notice as required under the agreement; provided, however, that under certain conditions the executive may be entitled to certain severance benefits as described in that executive's individual agreement. Each agreement also imposes certain confidentiality obligations on the executive and places restrictions on the executive's involvement in activities that may compete with the Company and on engaging fellow employees both during employment and following termination. Violation of such provisions, or other termination for cause, as defined in the agreements, may result in forfeiture of severance and other benefits that may otherwise accrue.

RETIREMENT AND SAVINGS PROGRAMS

     The Company maintains a defined contribution retirement plan which includes a 401(k) savings plan. Substantially all employees who are not members of collective bargaining groups are eligible to participate. The Company's retirement contribution equals 4% of eligible compensation to certain employee groups while 401(k) contributions equal 50% of employee contributions to a maximum Company contribution of 3% of eligible compensation. Under provisions of the 401(k) savings plan, employees may voluntarily contribute a maximum of 17% of eligible compensation.

     In connection with the NDC Acquisition, the Company assumed the sponsorship of the National Dynamics Corporation 401(k) Plan and the National Dynamics Corporation Union Pension Plan that were previously maintained by NDC, for the benefit of employees of the Company's National Dynamics Division.

     The Company also maintains employee incentive plans covering substantially all employees who are not members of collective bargaining groups. The Company's contribution to these plans is based upon defined levels of profitability.

     The Company maintains unfunded health care plans covering certain eligible retirees and employees. The estimated costs of postretirement benefits, principally health care, are accrued over the period the benefits are earned. The Company's policy is to fund postretirement benefits as incurred.

MANAGEMENT INCENTIVE PLANS

     On November 15, 1996, the Company adopted the Aqua-Chem, Inc. Management Incentive Plan (the "Management Incentive Plan").

     The Management Incentive Plan was implemented to provide an incentive to motivate and reward key management eligible employees for achievement of short-term results. The incentive payment to participants is calculated through a formula that utilizes Return On Net Assets, or RONA (subject to adjustment in the event of certain extraordinary charges, such as acquisitions, divestitures and/or major new strategic initiatives) as the critical financial performance measure. Participation is limited to selected senior level employees from each of the business units and at the corporate level. An Administrative Committee is responsible for administration of the Management Incentive Plan (including selection of participants, setting individual incentive opportunity ranging from 10% to 100% of the participant's annual salary, setting financial targets, and evaluation of performance), subject to the review and final approval of the Compensation Committee of the Board.

STOCK OPTION PLANS

     In connection with the Management Buy-Out, the Company adopted the Aqua-Chem, Inc. 1997 Stock Option Plan (as amended and restated, the "1997 Stock Option Plan"), which provides for the grant to key employees, from time to time of non-statutory stock options to purchase up to an aggregate of 61,919 shares of Common Stock of Aqua-Chem at exercise prices to be determined in accordance with the provisions of the 1997 Stock Option Plan. The 1997 Stock Option Plan provides that between 10% and 20% of the aggregate number of shares of Common Stock underlying each series of options shall vest each year on the anniversary of the date of the grant, provided that in the prior fiscal year (i) the option holder completed at least twelve consecutive Months of Service (as defined in the 1997 Stock Option Plan), and (ii) the Company attained

80% to 100% of a specified target of EBITDA (as defined therein) ($18.3 million in the current year, subject to adjustment in the event of certain extraordinary activities, such as the NDC Acquisition (the "EBITDA Goal")). In the event that an installment does not vest on an anniversary date because the EBITDA Goal is not met, such installment shall vest on the next succeeding anniversary date as to which (i) the option holder has completed at least twelve consecutive Months of Service, and (ii) the Company met the EBITDA Goal by a cumulative amount greater than or equal to the prior cumulative EBITDA shortfalls. Notwithstanding the foregoing, options granted under the 1997 Stock Option Plan shall vest automatically on the seventh anniversary of the date of the grant regardless of performance criteria.

     On August 4, 1998 the Board adopted the Aqua-Chem, Inc. 1998 Stock Option Plan (the "1998 Stock Option Plan") which provides for the grant to key advisors, consultants and employees, from time to time, of non-statutory stock options to purchase up to an aggregate of 61,919 shares of Common Stock at exercise prices to be determined in accordance with the provisions of the 1998 Stock Option Plan. Options granted under the 1998 Stock Option Plan shall vest on seventh anniversary of the date of grant, but may be accelerated subject to the terms of a written agreement entered into between the Company and the optionee at the time of the grant.

     The option agreement for certain employees provide the opportunity for accelerated vesting in the event of the achievement of certain Division goals.

PHANTOM STOCK PLAN

     On January 23, 1998, the Board approved the Aqua-Chem, Inc. 1998 Phantom Stock Plan (the "Phantom Stock Plan"), effective April 1, 1998.

     The objective of the Phantom Stock Plan is to provide certain senior level executives and officers with the opportunity to share in future increases in the value of the Company's Common Stock. The Board (or a committee appointed by the Board) selects participants and determines the number of shares of phantom stock to be awarded to each participant. Participants who remain employed by the Company as of the scheduled payment dates (with certain exceptions) become entitled to receive the value of their phantom stock awards for that year if a specified percentage of the EBITDA goal (as specified in the Phantom Stock Plan) is attained (90% in the current year, subject to decrease in future years). The value of a participant's phantom stock is determined by multiplying the number of shares of phantom stock initially awarded to the participant that year by the value of a share of Common Stock determined in accordance with a formula set forth the Phantom Stock Plan which is based a multiple of Actual EBITDA with certain balance sheet adjustments. Two-thirds of the value of a participant's phantom stock award is scheduled to be paid in the June following the end of the period to which the award relates, with the remaining third to be paid in the June of the subsequent year. Regardless of the foregoing, in the event that the amount that would have been paid out at the end of the 1998 or 1999 calendar years under the Executive Management Incentive Plan is greater than the amount payable under the Phantom Stock Plan as of June immediately following the end of the twelve-month period to which the award relates (i.e. two-thirds of the total value of the award), then the participant shall be entitled to the amount that would have been payable under the Executive Management Incentive Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

             (b) 130 shares of Series B Cumulative Preferred Stock, par value $.01 per share ("Series B Preferred"), of which 130 shares are issued and outstanding.

             (c) 6,000 shares of Series C Cumulative Preferred Stock, par value $.01 per share ("Series C Preferred"), of which 2,755 shares are issued and outstanding.

          (iii) The Company has issued a warrant (the "Warrant") to purchase up to 176,471 shares of Common at a price of one cent ($0.01) per share. The Warrant is exercisable at any time by the holder thereof on or prior to July 31, 2007.

     Series A Preferred. The Company formerly had 130 shares of non-voting Series A Preferred outstanding, and used approximately $3.1 million of the proceeds of the subordinated bond offering to redeem 78 of such shares. The remaining 52 shares of Series A Preferred will remain outstanding subject to redemption as follows: one-half (26) of such shares will be redeemed (at a redemption price of $1 million plus accrued dividends, if any) on August 1, 2000 and the remainder will be redeemed (at a redemption price of $1 million plus accrued dividends, if any) on August 1, 2001. Under the Company's Certificate, holders of the outstanding non-voting Series A Preferred are entitled to receive cumulative cash dividends of $577 per share per quarter beginning August 1, 1998. Holders of the remaining Series A Preferred have the right to require the Company to redeem Series A Preferred at an aggregate redemption price of $2 million plus accrued dividends (i) simultaneous with the occurrence of an "overall ownership shift," "employee ownership shift," or "asset shift" (each as defined in the Certificate); or (ii) within the 120-day period following an initial public offering of the Company's equity securities. The Company may call the outstanding Series A Preferred shares at any time at the redemption price of $38,462 per share plus accrued dividends.

     Series B Preferred. Holders of the non-voting Series B Preferred are entitled to receive cumulative cash dividends of approximately $1,538 per share per year beginning August 1, 1997 payable at redemption. The redemption price of Series B Preferred shall be the "Normal Redemption Price," which is generally based upon Water Technologies' cumulative earnings before taxes for the period 1997 through 2001. The redemption price is modified in the event that prior to December 31, 2001, either (i) Water Technologies is sold to an unrelated third party; (ii) there occurs an initial public offering of the Company's equity securities; or (iii) there occurs an "overall ownership shift," "employee ownership shift" or "asset shift" (each as defined in the Certificate). The maximum redemption price, under any circumstance, is $57,692 per share. Holders of Series B Preferred generally have the right to require the Company to redeem the Series B Preferred at the applicable redemption price plus accrued dividends
(i) simultaneous with the occurrence of an "overall ownership shift" (as defined by the Certificate); (ii) within the 120-day period following an initial public offering of the Company's equity securities; (iii) within the 120-day period following a refinancing and retirement of the Existing Subordinated Debt; or
(iv) on July 31, 2004. Under certain circumstances the redemption of the Series B Preferred could result in an event of default under the Indenture. The holders of the Series B Preferred elected not to require that the Series B Preferred be redeemed in connection with the subordinated bond offering.

     Series C Preferred. Holders of Series C Preferred are entitled to receive quarterly dividends at the rate of 10.17% per year on the original issue price per share ($964) beginning on August 1, 1997. Holders of Series C Preferred generally shall have the right to require the Company to redeem all or any part of Series C Preferred at a price equal to $1,000 per share, plus accrued dividends (i) upon an "overall ownership shift," "employee ownership shift," or "asset shift" (each as defined by the Certificate); (ii) within the 120-day period following an initial public offering of the Company's equity securities; or (iii) on July 31, 2005. Any time after July 31, 2004, the Company may call the outstanding shares at the redemption price of $1,000 per share plus accrued dividends, provided that the Series A Preferred and Series B Preferred have each been redeemed. Each share of Series C Preferred has one vote per share, equivalent to the voting rights of one share of Common.

PRINCIPAL STOCKHOLDERS

     Series A and Series B Preferred. The Company's Series A Preferred and Series B Preferred are owned as follows:

                                         SERIES A PREFERRED     SERIES B PREFERRED
                                        --------------------   --------------------
                                         NUMBER     PERCENT     NUMBER     PERCENT
                                        OF SHARES   OF CLASS   OF SHARES   OF CLASS
                                        ---------   --------   ---------   --------
Lyonnaise American Holding, Inc.......    41.6        80.0%       104        80.0%
Gestra Corporation, N.V...............    10.4        20.0%        26        20.0%

     Common and Series C Preferred. All (100%) of the outstanding shares of Common and Series C Preferred are held by Rush Creek LLC ("Rush Creek"). Pursuant to the Operating Agreement of Rush Creek, shares of Common and Series C Preferred (and, in the case of the Whitney Subordinated Debt Fund,

L.P., the Warrant) are allocated to each member's account. The following table sets forth the beneficial ownership as of the date of this filing of the outstanding Common and Series C Preferred by (i) each person who is known to the Company to be the beneficial owner of five percent or more of the outstanding classes shown; (ii) each director; (iii) each of the Named Executive Officers; and (iv) all directors and executive officers of the Company as a group.

                                                                       SERIES C
                                           COMMON STOCK             PREFERRED STOCK         TOTAL VOTING POWER
                                      -----------------------   -----------------------   ----------------------
                                       NUMBER OF                 NUMBER OF
                                         SHARES      PERCENT       SHARES      PERCENT     NUMBER      PERCENT
                                      BENEFICIALLY      OF      BENEFICIALLY      OF         OF          OF
                                        OWNED(A)     CLASS(B)     OWNED(A)     CLASS(B)   VOTES(C)   VOTES(B)(E)
                                      ------------   --------   ------------   --------   --------   -----------
Whitney Equity Partners, L.P.(d)....    510,000        51.0%       1,743         63.3%    511,743       51.0%
Jeffrey A. Miller(f)(g).............    449,202        44.9          928         33.7     450,130       44.9
James H. Fordyce(f).................         --          --           --           --          --         --
William Killian(h)..................      8,166        *              17         *          8,183       *
Robert D. Endacott(i)...............      8,166        *              17         *          8,183       *
Charles Norris(j)...................     16,300         1.6           34          1.2      16,334        1.6
All directors and executive officers
  as a group (consisting of 12
  persons)..........................    490,000        49.0        1,012         36.7     490,012       49.0

---------------

(a) "Beneficial ownership" is defined under regulations of the Commission as the power directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise to vote (or direct the voting of) or dispose of (or direct the disposition of) stock, including stock of which an individual has the right to acquire beneficial ownership (as defined) within 60 days. In the above table, beneficial ownership reflects the number of shares of Common or Series C Preferred allocated to the Rush Creek capital account of the entity and individual members shown. Fractional shares are not shown in the table, rather, the numbers of shares are rounded to the nearest whole share.

(b)  Asterisk (*) denotes less than 1%.

(c) Voting power is combined because each share of Common and each share of Series C Preferred has one (1) vote per share.

(d) 177 Broad Street, Stamford, Connecticut 06901. Whitney Equity Partners, L.P. ("WEP") has 510,000 shares of Common and 1,743 shares of Series C Preferred allocated to its Rush Creek capital account. WEP is a manager of Rush Creek (see Note (f)).

(e) 177 Broad Street, Stamford, Connecticut 06901. The Whitney Subordinated Debt Fund, L.P., a fund managed by J. H. Whitney & Co. ("WSDF") owns Warrant to purchase up to 176,471 shares of Common Stock at $.01 per share allocated to its Rush Creek capital account. WSDF is a manager of Rush Creek (see Note (f)). If the Warrant were exercised in full, the voting power (with respect to allocated shares of Series C Preferred and Common) of all other entities, individuals, and the group listed in the above table would be diluted, with the resulting voting percentages as follows:

                                                                               RESULTING
                                                                             VOTING POWER
                                                                               ASSUMING
                                                        BENEFICIAL OWNER  EXERCISE OF WARRANT
                                                        ----------------  -------------------
                                                        WEP.............         43.4%
                                                        WSDF............         15.0
                                                        Jeffrey A.
                                                          Miller (see
                                                          Note (g),
                                                          below)........         38.2
                                                        Charles Norris
                                                          (see Note (j),
                                                          below)........          1.4
                                                        All directors
                                                          and executive
                                                          officers as a
                                                          group
                                                          (consisting of
                                                          12 persons)...         41.6

(f) There are four managers of Rush Creek: WEP, WSDF, and Messrs. Miller and Fordyce. As managers of Rush Creek, these entities and individuals may be deemed to share voting and dispositive power with respect to all (100%, or 1,000,000 shares) of Common and all (100%, or 2,755 shares) Series C Preferred held by Rush Creek. Each such individual or entity disclaims beneficial ownership with respect to all 1,000,000 shares of Common and all 2,755 shares of Series C Preferred other than those shares set forth opposite their respective names in the above table; in addition, Mr. Miller further disclaims beneficial ownership with respect to certain of the shares set forth opposite his name in the above table. See Note (g), below.

(g) These shares are beneficially owned by two entities controlled by Mr. Miller. The Jeffrey A. Miller Family LLC ("Miller LLC") is a limited liability company of which Jeffrey A. Miller is the manager and sole voting member. The Miller LLC is a member of Rush Creek and has 130,001 shares of Common and 269 shares of Class C Preferred allocated to its Rush Creek capital account. The Jeffrey A. Miller Trust u/a/d/ May 10, 1997 ("Miller Trust") is a revocable trust of which Jeffrey A. Miller is the grantor, beneficiary, and trustee. The Miller Trust is a member of Rush Creek and has 319,201 shares of Common and 659 shares of Series C Preferred allocated to its Rush Creek capital account.

(h) Mr. Killian is a member of Rush Creek and has 8,166 shares of Common and 17 shares of Series C Preferred allocated to his Rush Creek capital account.

(i) Mr. Endacott is a member of Rush Creek and has 8,166 shares of Common and 17 shares of Series C Preferred allocated to his Rush Creek capital account.

(j) These shares are beneficially owned by two entities controlled by Mr. Norris. The Charles J. Norris Family LLC ("Norris LLC") is a limited liability company of which Mr. Norris is the manager and sole voting member. The Norris LLC is a member of Rush Creek and has 3,260 shares of Common and 7 shares of Series C Preferred allocated to its Rush Creek capital account. The Charles Norris Trust u/a/d/ November 21, 1997 ("Norris Trust") is a revocable trust of which Mr. Norris is the grantor, beneficiary, and trustee. The Norris Trust is a member of Rush Creek and has 13,040 shares of Common and 27 shares of Series C Preferred allocated to its Rush Creek capital account.

VOTING AGREEMENT

     Pursuant to a Stockholders' and Members' Agreement among the stockholders of the Company and the Members of Rush Creek, the parties thereto have agreed to vote to elect a six-member board of directors consisting of (i) two directors designated by J. H. Whitney & Co. (or WEP and WSDF) (currently, Mr. Fordyce and one vacancy); (ii) two directors designated by certain senior executive officers of the Company ("Management") (currently, Mr. Miller; and one vacancy); and
(iii) two independent directors who are agreeable to each of J. H. Whitney & Co. and Management (currently, Messrs. Hook and Killian). The Stockholders' and Members' Agreement further provides that, in the event of a material breach of certain documents entered into by the parties in connection with the Management Buy-Out ("Transaction Documents"), the parties agree to increase the number of directors to nine and to elect three additional directors designated by J. H. Whitney & Co. (or WEP and WSDF). Each Member of Rush Creek, other than WSDF, currently has one vote per Membership Unit. However, pursuant to the Rush Creek Operating Agreement, the Membership Units of Rush Creek are designated as either "Institutional Investor Membership Units" (which includes the Membership Units held by WEP and WDSF) or "Management Membership Units" (which includes the Membership Units held by the Miller LLC, the Miller Trust, the Norris LLC, and the Norris Trust). The election of the Managers of Rush Creek is subject to a provision of the Operating Agreement which requires that two managers shall be elected by a majority of the Institutional Investor Membership Units and two managers shall be elected by a majority of the Management Membership Units. The Operating Agreement further provides that, in the event of a material breach of a Transaction Document, one additional manager shall be designated by a majority of the Institutional Investor Membership Units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT AGREEMENT

     The Company entered into an Interim Management Agreement ("Management Agreement") with J. Miller Management, Inc. ("JMM") dated July 8, 1996, pursuant to which the Company engaged JMM to provide the services of Mr. Miller as the Company's President and Chief Executive Officer. Mr. Miller is the President and co-owner of JMM. The Management Agreement provided that Mr. Miller would serve as Interim Chief Executive Officer, provide management services and expertise to the Company, and manage the operations of the Company, commencing on July 8, 1996. The Management Agreement was terminable at will by either party; however, if the Company were to have terminated the Management Agreement without cause it would have been liable for all compensation due thereunder. If the Company were to have terminated the Management Agreement with cause (including Mr. Miller's failure to obtain government security clearance) it would have been liable only for accrued obligations through the date of termination.

     The Management Agreement was terminated on July 31, 1997 when Mr. Miller became employed by, and entered into an employment agreement with, the Company (see "Management -- Employment Agreements"). The total cost to the Company for Mr. Miller's services under the Management Agreement for 1997 was approximately $1,514,000, including incentive compensation of approximately $267,000 and a Sale Bonus of $861,000. The total cost to the Company for Mr. Miller's services under the Management Agreement for 1996 was approximately $286,000.

OTHER

     Two of the directors of the Company (Messrs. Fordyce and Miller) are managers of Rush Creek, which holds 100% of the Common and Series C Preferred Stock of the Company. One of the directors of the Company (Mr. Fordyce) is a general partner of J. H. Whitney & Co., which manages Whitney Equity Partners, L.P., a principal owner of Rush Creek. See "Capital Stock and Principal Stockholders -- Principal Stockholders." The Company has agreed to pay J. H. Whitney & Co. a monitoring fee of $50,000 annually on the first business day of each year commencing in 1998, and an annual recognition fee of $25,000, also commencing in 1998. In exchange for these fees, J.H. Whitney & Co. performs financial and strategic investment advisory services for the Company. The recognition fee is accrued annually and will become payable upon the occurrence of an initial public offering or an "Organic Transaction" (as defined in the Certificate to include a sale of substantially all the assets of the Company or a merger of the Company or other similar transaction) or an initial public offering of the Company's securities.

     James A. Feddersen, Secretary of Aqua-Chem, is a shareholder in the law firm of Whyte Hirschboeck Dudek S.C., which performs legal services for Aqua-Chem. Through Rush Creek, Mr. Feddersen owns approximately 8,166 shares, or approximately 0.8% of the outstanding Common Stock and approximately 17 shares, or approximately 0.6%, of the outstanding Series C Preferred Stock. See "Capital Stock and Principal Stockholders -- Common and Series C Preferred" and "Legal Matters." For fiscal year ended March 31, 1999, the Company paid $1,439,046 in fees to Whyte Hirschboeck Dudek S.C.

     Robert D. Endacott, Vice Chairman of Aqua-Chem, was a founding member of CMR Partners, LLC, ("CMR") which provided consulting services to the Company since 1997. Through Rush Creek, Mr. Endacott owns approximately 8,166 shares, or approximately 0.8% of the outstanding Common Stock and approximately 17 shares, or approximately 0.6%, of the outstanding Series C Preferred Stock. See "Capital Stock and Principal Stockholders -- Common and Series C Preferred" During the fiscal year ended March 31, 1999 CMR was paid a retainer fee totaling $175,500. Subsequent to March 31, 1999, and prior to Mr. Endacott joining the Company as an employee on June 1, 1999, CMR was paid retainer fees totaling $30,000. CMR was paid a success fee in connection with the NDC Acquisition of $377,500. Beginning June 1, 1999, Mr. Endacott will receive a salary of $15,000 per month, but will not be eligible for any of the Company benefits.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                    FINANCIAL STATEMENTS INCLUDED IN ITEM 8

     See "Index to Financial Statements of Aqua-Chem, Inc." set forth in Item 8, "Financial Statements and Supplementary Data."

         INDEX TO FINANCIAL STATEMENTS AND SCHEDULE INCLUDED IN ITEM 14

  Schedule of the Company and Consolidated Subsidiaries

                                                                            PAGE
                                                                            ----
Schedule II   Valuation and qualifying accounts for the year ended March
              31, 1999, the three months ended March 31, 1998, the five
              months ended December 31, 1997, the seven months ended July
              31, 1997 and the year ended December 31, 1996...............

               SCHEDULES OMITTED AS NOT REQUIRED OR INAPPLICABLE
Schedule I    Condensed financial information of registrant...............
Schedule III  Real estate and accumulated depreciation....................
Schedule IV   Mortgage loans on real estate...............................
              Supplemental Information Concerning Property -- Casualty....
Schedule V    Insurance Operations........................................

                                AQUA-CHEM, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                               ADDITIONS
                                                           ------------------
                                                BALANCE    CHARGED    CHARGED
                                                  AT       TO COSTS     TO                    BALANCE
                                               BEGINNING     AND       OTHER                  AT END
                                               OF PERIOD   EXPENSES   ACCOUNT   DEDUCTIONS   OF PERIOD
                                               ---------   --------   -------   ----------   ---------
Allowance for doubtful accounts receivable:
  April 1 to March 31, 1999..................    $548        $ 27      $300(a)     $ 27      $     848
                                                 ====        ====      ====        ====      =========
  January 1 to March 31, 1998................    $638        $ 74      $ --        $164      $     548
                                                 ====        ====      ====        ====      =========
  August 1 to December 31, 1997..............    $684        $ 28      $ --        $ 74      $     638
                                                 ====        ====      ====        ====      =========
  January 1 to July 31, 1997.................    $659        $136      $ --        $111      $     684
                                                 ====        ====      ====        ====      =========
  Year ended December 31, 1996...............    $596        $205      $ --        $142      $     659
                                                 ====        ====      ====        ====      =========

---------------

(a) Reflects the balance acquired as a result of the acquisition of National Dynamics Corporation.

REPORTS ON FORM 8-K

     The Company filed a report on Form 8-K on January 12, 1999 regarding a change in fiscal year. No financial statements were filed with such report.

EXHIBITS

     A list of the exhibits included as part of this Form 10-K is set forth in the Index to Exhibits that immediately precedes such exhibits, which is incorporated herein by reference.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

     The company has not sent and does not intend to send any annual report or proxy material to security holders.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, Aqua-Chem, Inc. has duly caused this Registration Statement on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milwaukee, State of Wisconsin, on this 29th day of June, 1999.

                                            By:
                                              ----------------------------------
                                              Name: James A. Kettinger
                                              Title:  Senior Vice President and
                                                     Chief Financial Officer

     Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and as of the date indicated below.

                      SIGNATURE                                              TITLE
                      ---------                                              -----
Principal Executive Officer:

                                                           President and Chief Executive Officer
-----------------------------------------------------
                  Jeffrey A. Miller

Principal Financial and Accounting Officer:

                                                           Senior Vice President and Chief Financial
-----------------------------------------------------        Officer
                 James A. Kettinger

Board of Directors:

                                                           Director (Chairman of the Board)
-----------------------------------------------------
                  Jeffrey A. Miller

                                                           Director
-----------------------------------------------------
                  James H. Fordyce

                                                           Director
-----------------------------------------------------
                    James W. Hook

                                                           Director
-----------------------------------------------------
                 William P. Killian

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1(1)         -- Asset Purchase Agreement dated May 28, 1998 among
                            Aqua-Chem, Inc., National Dynamics Corporation, and
                            certain shareholders of National Dynamics Corporation
          3.1(1)         -- Aqua-Chem, Inc. Certificate of Incorporation
                            (incorporating amendments)
          3.2(1)         -- Aqua-Chem, Inc. Bylaws
          4.1(1)         -- Indenture of Trust dated June 23, 1998 between Aqua-Chem,
                            Inc. and United States Trust Company of New York, as
                            Trustee
          4.2(1)         -- Form of Aqua-Chem, Inc. 11 1/4% Senior Subordinated Note
                            Due 2008, to be issued in the Exchange Offer
          4.3(1)         -- Form of Aqua-Chem, Inc. 11 1/4% Senior Subordinated Note
                            Due 2008 issued on June 23, 1998
          4.4(1)         -- Common Stock Purchase Warrant dated July 31, 1997
          9.1(1)         -- Stockholders' and Members' Agreement dated July 31, 1997 among the Stockholders of Aqua-Chem, Inc. and the Members
                            of Rush Creek, LLC
         10.1(1)         -- Credit Agreement dated June 23, 1998 among Aqua-Chem,
                            Inc. and Comerica Bank
         10.2(1)         -- Registration Rights Agreement dated June 18, 1998 among
                            Aqua-Chem, Inc., Credit Suisse First Boston Corporation,
                            and Bear, Stearns & Co. Inc.
         10.3(1)         -- Employment Agreement dated July 31, 1997 between
                            Aqua-Chem, Inc. and Jeffrey A. Miller, as amended
         10.4(1)         -- Employment Agreement dated February 5, 1997 between
                            Aqua-Chem, Inc. and Rand E. McNally, as amended
         10.5(1)         -- Employment Agreement dated January 20, 1997 between
                            Aqua-Chem, Inc. and J. Scott Barton, as amended
         10.6(1)         -- Employment Agreement dated January 7, 1997 between
                            Aqua-Chem, Inc. and Charles J. Norris, as amended
         10.7(1)         -- Employment Agreement dated September 1, 1997 between
                            Aqua-Chem, Inc. and Daniel L. Johnson, as amended
         10.8(1)         -- Interim Management Agreement dated July 8, 1996 between
                            Aqua-Chem, Inc., J. Miller Management, Inc. and Jeffery
                            A. Miller
         10.9(1)         -- Aqua-Chem, Inc. 1997 Stock Option Plan Amended and
                            Restated
         10.10(1)        -- Aqua-Chem, Inc. Management Incentive Plan approved
                            November 15, 1996
         10.11(1)        -- Aqua-Chem, Inc. Executive Management Incentive Plan
                            approved November 15, 1996
         10.12(1)        -- Aqua-Chem, Inc. 1998 Phantom Stock Plan
         10.13(1)        -- Amendment to Interim Management Agreement between
                            Aqua-Chem, Inc., J. Miller Management, Inc. and Jeffrey
                            A. Miller
         10.14(1)        -- Aqua-Chem, Inc. 11 1/4% Senior Subordinated Notes Due
                            2008, Purchase Agreement dated June 18, 1998
         10.15(1)        -- Consulting Agreement with Verlyn Westra dated June 19,
                            1998
         10.16(1)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.17(1)        -- Amended and Restated Securities Purchase Agreement dated
                            December 5, 1997 by and among Rush Creek, LLC, A-C
                            Acquisition Corp., CB-Kramer Sales and Service, Inc.,
                            Whitney Subordinated Debt Fund, LP, and Whitney Equity
                            Partners, LP
         10.18(1)        -- First Amendment and Consent Agreement dated June 23,
                            1998, by and among Rush Creek, LLC, A-C Acquisition
                            Corp., CB-Kramer Sales and Service, Inc., Whitney
                            Subordinated Debt Fund, LP, and Whitney Equity Partners,
                            LP
         10.19(1)        -- Letter Agreement with William P. Killian dated December
                            17, 1997
         10.20(1)        -- Letter Agreement with James W. Hook dated February 11,
                            1998
         10.21(1)        -- Agreement and Plan of Reorganization dated July 31, 1997 among Lyonnaise American Holding, Inc., Gestra
                            Corporation N.V., Rush Creek LLC, Aqua-Chem, Inc., A-C
                            Acquisition Corp. and Jeffrey A. Miller
                         [OMITTED PROVISIONS SUBJECT TO CONFIDENTIAL TREATMENT BY
                            ORDER OF THE SECURITIES AND EXCHANGE COMMISSION]
         10.22(1)        -- Amendment dated June 22, 1998 to Agreement and Plan of
                            Reorganization among Lyonnaise American Holding, Inc.,
                            Gestra Corporation N.V., Rush Creek LLC, Aqua-Chem, Inc.,
                            A-C Acquisition Corp. and Jeffrey A. Miller
                         [OMITTED PROVISIONS SUBJECT TO CONFIDENTIAL TREATMENT BY
                            ORDER OF THE SECURITIES AND EXCHANGE COMMISSION]
         10.23(1)        -- Employment Agreement dated August 13, 1998 between
                            Aqua-Chem, Inc. and Daniel B. Teich
         10.24(1)        -- Aqua-Chem, Inc. 1998 Stock Option Plan
         10.26           -- Stock Option Agreement dated September 9, 1998 between
                            Aqua-Chem, Inc. and Daniel J. Johnson
         10.28           -- Stock Option Agreement dated September 9, 1998 between
                            Aqua-Chem, Inc. and Jeffrey A. Miller
         10.29           -- Stock Option Agreement dated September 18, 1998 between
                            Aqua-Chem, Inc. and Daniel B. Teich
         10.30           -- Severance Agreement dated December 29, 1998 between
                            Aqua-Chem, Inc. and Rand E. McNally
         10.31           -- Severance Agreement dated February 8, 1999 between
                            Aqua-Chem, Inc. and J. Scott Barton
         10.32           -- Second Amendment to Credit Agreement dated June 23, 1998 among Aqua-Chem, Inc. and Comerica Bank
         16.1(1)         -- Letter regarding change in Certifying Accountant
         21.1(1)         -- Subsidiaries of the Registrant
         23.1(1)         -- Consent of Arthur Andersen LLP
         23.2(1)         -- Consent of KPMG Peat Marwick LLP, Milwaukee, Wisconsin
         24.1(1)         -- Powers of Attorney of Directors and Officers of
                            Aqua-Chem, Inc.
         25.1(1)         -- Statement of Eligibility of United States Trust Company
                            of New York as Trustee under the Indenture on Form T-1
                            under the Trust Indenture Act of 1939, as amended
         27.1            -- Financial Data Schedule (12 months ended 3/31/99)

---------------

(1) Previously filed as an exhibit to registration statement on Form S-4 dated January 5, 1999.