Form 10-K405/A
period 1999-03-31
AQUA CHEM INC
filed 1999-06-30
CIK 6992

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                  FORM 10-K/A

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

                                                                          PAGE
                                                                          ----
                                    PART I
Item 1.    Business....................................................     1
Item 2.    Properties..................................................    10
Item 3.    Legal Proceedings...........................................    11
Item 4.    Submission of Matters to a Vote of Security Holders.........    12
                                   PART II
Item 5.    Market for the Registrant's Common Equity and Related
             Stockholder Matters.......................................    12
Item 6.    Selected Financial Data.....................................    12
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................    17
Item 8.    Financial Statements and Supplementary Data.................    24
           Index to Financial Statements of Aqua-Chem, Inc.............    24
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................    51
                                   PART III
Item 10.   Directors and Executive Officers of the Registrant..........    51
Item 11.   Executive Compensation......................................    54
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................    58
Item 13.   Certain Relationships and Related Transactions..............    61
                                   PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
             8-K.......................................................    62
           Financial Statements Included in Item 8.....................    62
           Index to Financial Statements and Schedule Included in Item
             14........................................................    62
           Schedules Omitted as Not Required or Inapplicable...........    62
           Reports on Form 8-K.........................................    63
           Exhibits....................................................    63

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

     Industrial Watertube Boilers. National Dynamics produces shop-assembled industrial watertube packaged boilers, components and other boiler accessories under the Nebraska Boiler brand-name, chiefly for industrial and institutional applications. The Nebraska Boiler product line consists primarily of industrial watertube packaged boilers with larger capacities than those manufactured by Cleaver-Brooks. Although National Dynamics manufactures industrial watertube packaged boilers with capacities as low as 7,000 PPH, its primary focus is on large industrial watertube packaged boilers that range in capacity from 100,000 to 250,000 PPH. In contrast, Cleaver-Brooks focuses on commercial and industrial watertube packaged boilers with capacities under 100,000 PPH. The Nebraska Boiler product line also includes industrial watertube packaged boilers that are capable of producing steam at much higher temperatures and pressures than those manufactured by Cleaver-Brooks. For the twelve months ended March 31, 1999 National Dynamics manufactured 60 industrial watertube boilers, which typically range in price from approximately $150,000 to $1 million each.

     National Dynamics' primary unit is the "D" design watertube boiler, which accounted for approximately 86% of National Dynamics' boiler sales for the twelve months ended March 31, 1999. Nebraska Boiler industrial watertube packaged boilers generally utilize the "membrane" tube design, in contrast to Cleaver-Brooks boilers, which utilize the "tangent" tube design, each of which is preferred by certain end users for various reasons. National Dynamics is also one of the few boiler manufacturers that produces "O" and "A" design boilers in addition to the "D" design. Although the "D" design is preferred for most industrial applications, the symmetrically designed "O" and "A" boilers are more readily transportable and better suited for certain uses. "O" design boilers in particular are compact, fully assembled, easily transported by truck, and for these reasons are considered ideal for use as "rental" boilers (boilers installed temporarily to provide supplemental, backup or replacement service). "A" design boilers typically are designed to have greater capacity than the "O" or "D" designs and can be designed to burn a variety of alternative fuels (such as coal, wood and saw dust). "O" and "A" design boilers accounted for approximately 3% and 11%, respectively, of National Dynamics' boiler sales since the date of the NDC Acquisition.

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

     National Dynamics offers complete system design and service, based on the customer's specific needs and requirements. In particular, waste heat recovery systems are generally custom-designed for integration with the individual customer's facility and equipment at the time of construction. For the twelve months ended March 31, 1999, National Dynamics manufactured 24 waste heat recovery systems.

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

COMPETITION

     The Company operates in a highly competitive environment. It competes directly and indirectly with other manufacturers of industrial and commercial boilers and water desalination and process evaporation systems, as well as with manufacturers of parts and components for all of the foregoing. Some of the Company's competitors are larger, have greater financial resources, and may be less leveraged than the Company. Cleaver-Brooks competes in its markets through its extensive global distribution network, brand recognition and longstanding customer relationships. National Dynamics markets its products on the basis of quality, dependability and custom engineering. Water Technologies utilizes its superior engineering ability to differentiate itself from its competitors.

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

ITEM 6. SELECTED FINANCIAL DATA.

     The following table sets forth selected historical financial data of Aqua-Chem as of and for: (i) the year ended December 31, 1996 derived from the consolidated financial statements of Aqua-Chem, which have been audited by KPMG LLP, Milwaukee, Wisconsin and are included elsewhere herein; (ii) each of the years ended December 31, 1995, and 1994, derived from the consolidated financial statements of Aqua-Chem, which have been audited by KPMG LLP, Milwaukee, Wisconsin but are not included elsewhere herein; (iii) the seven-month period ended July 31, 1997, the five-month period ended December 31, 1997, the three months ended March 31, 1998, and the year ended March 31, 1999, derived from the consolidated financial statements of Aqua-Chem, which have been audited by Arthur Andersen LLP, Milwaukee, Wisconsin, and are included elsewhere herein. Additionally, the unaudited three month period ended March 31, 1997 is included. This table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations of Aqua-Chem" and the consolidated financial statements of Aqua-Chem included elsewhere herein.

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

  Three Months Ended March 31, 1998 Compared To Three Months Ended March 31,
1997

     Net Sales. Net sales for the three month period ended March 31, 1998 increased $1.8 million (5.2%) to $36.8 million from $35.0 million. Net sales attributable to Cleaver-Brooks increased $0.8 million (2.9%). The increased sales resulted from volume improvements for firetube boilers, commercial watertube boilers and parts and a substantial increase in Cleaver-Brooks de Mexico's operation with an offsetting decrease resulting from the sale of the contract machining business in October, 1997 representing $1.7 million of the offsetting decrease. Net sales attributable to Water Technologies increased $1.0 million (13.0%) to $8.7 million, primarily due to a large land-based water desalination project.

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

     Cash used in investing activities was $51.8 million for the year ended March 31, 1999 compared to $51.6 million for the twelve months ended December 31, 1997 and $1.0 million in 1996. The current period included $48.5 million for the NDC Acquisition. Capital expenditures for the current period were $3.2 million as compared to $3.4 million for the twelve months ended December 31, 1997 and $2.8 million in fiscal 1996. These expenditures relate to ongoing maintenance and upgrades to Aqua-Chem's manufacturing equipment and facilities and to certain replacement software systems. The twelve months ended December 31, 1997 included $52.1 million used for the Management Buy-Out.

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

     Management believes that cash generated from operating activities together with borrowing availability under the revolving credit facility will be adequate to cover the Company's working capital, debt service and capital expenditure requirements on a short and long term basis.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                INDEX TO FINANCIAL STATEMENTS OF AQUA-CHEM, INC.

                                                              PAGE
                                                              ----
Report of independent public accountants....................    25
Independent auditors' report................................    26
Consolidated balance sheet as of March 31, 1999 and December
  31, 1997..................................................    27
Consolidated statement of operations for the year ended
  March 31, 1999, the three months ended March 31, 1998, the five months ended December 31, 1997, the seven months
  ended July 31, 1997 and the year ended December 31,
  1996......................................................    28
Consolidated statement of stockholders' equity for year
  ended March 31, 1999, the three months ended March 31,
  1998, the five months ended December 31, 1997, the seven
  months ended July 31, 1997 and the year ended December 31,
  1996......................................................    29
Consolidated statement of cash flows for the year ended
  March 31, 1999, the three months ended March 31, 1998, the five months ended December 31, 1997, the seven months
  ended July 31, 1997 and the year ended December 31,
  1996......................................................    30
Notes to consolidated financial statements..................    31

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

                                            KPMG LLP

Milwaukee, Wisconsin
January 24, 1997

                                AQUA-CHEM, INC.

                           CONSOLIDATED BALANCE SHEET
                 (DOLLARS IN THOUSANDS; EXCEPT PER SHARE DATA)

                                     ASSETS

                                                              MARCH 31,   DECEMBER 31,
                                                                1999          1997
                                                              ---------   ------------
Current assets:
  Cash and cash equivalents.................................  $  5,498      $ 11,936
  Accounts receivable, less allowances of $848 and $638 at
    March 31, 1999 and December 31, 1997....................    39,432        33,332
  Revenues in excess of billings............................     9,754         5,068
  Inventories...............................................    25,929        20,814
  Deferred income taxes.....................................     6,438         4,237
  Prepaid expenses and other current assets.................     5,788         1,093
                                                              --------      --------
         Total current assets...............................    92,839        76,480
Property, plant and equipment -- net........................    36,290        31,555
Intangible assets, less accumulated amortization of $1,334
  and $273 at March 31, 1999 and December 31, 1997..........    37,745        10,174
Deferred income taxes.......................................     3,304         2,086
Other assets................................................     8,053         4,366
                                                              --------      --------
         TOTAL ASSETS.......................................  $178,231      $124,661
                                                              ========      ========
                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current maturities on long-term debt......................  $     --      $  1,055
  Accounts payable
    Trade...................................................    16,797        10,685
    Other...................................................     4,465         5,324
  Billings in excess of revenues............................     4,580         5,654
  Compensation and profit sharing...........................     4,500         5,318
  Accrued litigation settlements............................       375         3,200
  Accrued restructuring.....................................     2,531            --
  Accrued interest..........................................     3,516           245
  Other accrued expenses....................................    12,884        17,379
                                                              --------      --------
         Total current liabilities..........................    49,648        48,860
Long-term debt..............................................   125,000        58,636
Other long-term liabilities.................................     5,078         6,006
                                                              --------      --------
         Total other liabilities............................   130,078        64,642
Minority interest...........................................       486           589
Preferred stock with mandatory redemption provisions,
  maximum redemption value in aggregate of $12,255 and
  $15,255, respectively.....................................     4,944         7,365
Stockholders' equity:
  Common stock, $.01 par value. Authorized 2,000,000 shares;
    issued and outstanding 1,000,000 shares at March 31,
    1999 and December 31, 1997..............................        10            10
  Additional paid-in capital................................        90            90
  Retained earnings (deficit)...............................    (7,050)        3,049
  Accumulated other comprehensive income....................        25            56
                                                              --------      --------
         Total stockholders' equity (deficit)...............    (6,925)        3,205
                                                              --------      --------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
           (DEFICIT)........................................  $178,231      $124,661
                                                              ========      ========

The accompanying notes to consolidated financial statements are an integral part of this statement.

                                AQUA-CHEM, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (DOLLARS IN THOUSANDS; EXCEPT PER SHARE DATA)

                                                                                       PRE-BUY-OUT
                                        POST-BUY-OUT BASIS OF ACCOUNTING           BASIS OF ACCOUNTING
                                    ----------------------------------------   ---------------------------
                                    YEAR ENDED   JANUARY 1 TO   AUGUST 1 TO    JANUARY 1 TO    YEAR ENDED
                                    MARCH 31,     MARCH 31,     DECEMBER 31,     JULY 31,     DECEMBER 31,
                                       1999          1998           1997           1997           1996
                                    ----------   ------------   ------------   ------------   ------------
Net sales.........................   $220,404      $36,806        $91,541        $99,618        $199,552
Cost of goods sold................    169,260       27,522         66,333         73,656         153,446
                                     --------      -------        -------        -------        --------
          Gross margin............     51,144        9,284         25,208         25,962          46,106
Costs and expenses:
  Selling, general and
     administrative...............     43,791        8,910         17,136         23,323          34,446
  Restructuring charges...........      5,881           --             --             --           5,038
                                     --------      -------        -------        -------        --------
                                       49,672        8,910         17,136         23,323          39,484
                                     --------      -------        -------        -------        --------
Operating income..................      1,472          374          8,072          2,639           6,622
Other income (expense):
  Interest income.................        500          148            202            450             464
  Interest expense................    (12,842)      (1,463)        (2,559)          (753)         (1,448)
  Other, net......................         62          (69)            57            110            (806)
                                     --------      -------        -------        -------        --------
                                      (12,280)      (1,384)        (2,300)          (193)         (1,790)
                                     --------      -------        -------        -------        --------
Income (loss) before income taxes,
  and extraordinary item minority
  interest........................    (10,808)      (1,010)         5,772          2,446           4,832
Income tax expense (benefit)......     (3,919)        (337)         2,289            421             507
Minority interest in earnings of
  consolidated subsidiary.........        300           72            174            171             231
                                     --------      -------        -------        -------        --------
          Net income (loss) before
            extraordinary item....     (7,189)        (745)         3,309          1,854           4,094
Extraordinary item, net of tax
  benefit of $840.................      1,260           --             --             --              --
                                     --------      -------        -------        -------        --------
          Net income (loss).......   $ (8,449)     $  (745)       $ 3,309        $ 1,854        $  4,094
                                     ========      =======        =======        =======        ========
Preferred stock dividends.........        750          155            260             --              --
                                     --------      -------        -------        -------        --------
          Net income (loss)
            applicable to
            common................   $ (9,199)     $  (900)       $ 3,049        $ 1,854        $  4,094
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

                                AQUA-CHEM, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                 ACCUMULATED
                                                                                    OTHER
                                     COMMON STOCK      ADDITIONAL   RETAINED    COMPREHENSIVE   COMPREHENSIVE
                                  ------------------    PAID-IN     EARNINGS       INCOME          INCOME
                                   SHARES     AMOUNT    CAPITAL     (DEFICIT)      (LOSS)          (LOSS)
                                  ---------   ------   ----------   ---------   -------------   -------------
PRE-BUY-OUT BASIS OF ACCOUNTING
Balance at December 31, 1995....      1,300    $ 1      $ 36,924     $   351       $  (640)        $    --
  Net income....................         --     --            --       4,094            --           4,094
  Translation adjustment........         --     --            --          --          (770)           (770)
                                                                                                   -------
          Total.................                                                                   $ 3,324
                                  ---------    ---      --------     -------       -------         =======
Balance at December 31, 1996....      1,300    $ 1      $ 36,924     $ 4,445       $(1,410)
  Net income....................         --     --            --       1,854            --         $ 1,854
  Translation adjustment........         --     --            --          --          (404)           (404)
                                                                                                   -------
          Total.................                                                                   $ 1,450
                                  ---------    ---      --------     -------       -------         =======
Balance at July 31, 1997........      1,300    $ 1      $ 36,924     $ 6,299       $(1,814)
                                  =========    ===      ========     =======       =======
POST-BUY-OUT BASIS OF ACCOUNTING
Balance at July 31, 1997........      1,300    $ 1      $ 36,924     $ 6,299       $(1,814)
  Cancellation of former equity
     and elimination of retained
     earnings and cumulative
     translation adjustment.....     (1,300)    (1)      (36,924)     (6,299)        1,814
  Issuance of new common
     stock......................  1,000,000     10            90          --            --
  Preferred stock dividends
     accrued....................         --     --            --        (260)           --
  Net income....................         --     --            --       3,309            --         $ 3,309
  Translation adjustment........         --     --            --          --            56              56
                                                                                                   -------
          Total.................                                                                   $ 3,365
                                  ---------    ---      --------     -------       -------         =======
Balance at December 31, 1997....  1,000,000    $10      $     90     $ 3,049       $    56
  Preferred stock dividends
     accrued....................         --     --            --        (155)           --
  Net loss......................         --     --            --        (745)           --         $  (745)
  Translation adjustment........         --     --            --          --            25              25
                                                                                                   -------
          Total.................                                                                   $  (720)
                                  ---------    ---      --------     -------       -------         =======
Balance at March 31, 1998.......  1,000,000    $10      $     90     $ 2,149       $    81
  Preferred stock dividends
     accrued....................         --     --            --        (750)           --
  Net loss......................         --     --            --      (8,449)           --         $(8,449)
  Translation adjustment........         --     --            --          --           (56)            (56)
                                                                                                   -------
          Total.................                                                                   $(8,505)
                                  ---------    ---      --------     -------       -------         =======
Balance at March 31, 1999.......  1,000,000    $10      $     90     $(7,050)      $    25
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

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement must be adopted no later than April 1, 2001, although earlier application is permitted. The Company is currently evaluating the impact of adopting SFAS No. 133 but does not expect the impact to be material to its financial position or results of operations.

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

     The remaining charge includes facility exit costs, such as employee costs associated with the plant closure that will be incurred after operations cease and the write-off of other plant-related assets not included in property, plant and equipment.

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

                                       POST-BUY-OUT BASIS OF ACCOUNTING
                       -----------------------------------------------------------------
                           YEAR ENDED            JANUARY 1 TO            AUGUST 1 TO
                            MARCH 31,              MARCH 31,            DECEMBER 31,
                              1999                   1998                   1997
                       -------------------    -------------------    -------------------
                          TAX                    TAX                    TAX
                        EXPENSE                EXPENSE                EXPENSE
                       (BENEFIT)   PERCENT    (BENEFIT)   PERCENT    (BENEFIT)   PERCENT
                       ---------   -------    ---------   -------    ---------   -------
Tax expense (benefit)
  at Federal
  statutory rate.....   $(3,675)    (34.0)%     $(344)     (34.0)%    $1,962      34.0%
Impact of foreign
  subsidiary income
  and tax rates......        32       0.3         107       10.6         (27)     (0.5)
Change in valuation
  allowance..........        --        --          --         --          --        --
State income taxes,
  net of Federal
  income tax
  benefit............      (364)     (3.4)        (56)      (5.5)        215       3.7
Management Buy-Out
  goodwill
  amortization.......        31       0.3          11        1.0          78       1.4
Other................        57       0.5         (55)      (5.5)         61       1.1
                        -------     -----       -----      -----      ------      ----
     Total income tax
       expense
       (benefit).....   $(3,919)    (36.3)%     $(337)     (33.4)%    $2,289      39.7%
                        =======     =====       =====      =====      ======      ====

                                      PRE-BUY-OUT
                                  BASIS OF ACCOUNTING
                       ------------------------------------------
                          JANUARY 1 TO            YEAR ENDED
                            JULY 31,             DECEMBER 31,
                              1997                   1996
                       -------------------    -------------------
                          TAX                    TAX
                        EXPENSE                EXPENSE
                       (BENEFIT)   PERCENT    (BENEFIT)   PERCENT
                       ---------   -------    ---------   -------
Tax expense (benefit)
  at Federal
  statutory rate.....    $832        34.0%     $ 1,643      34.0%
Impact of foreign
  subsidiary income
  and tax rates......       4         0.2         (131)     (2.7)
Change in valuation
  allowance..........    (604)      (24.7)      (1,196)    (24.7)
State income taxes,
  net of Federal
  income tax
  benefit............     150         6.1           88       1.8
Management Buy-Out
  goodwill
  amortization.......      --          --           --        --
Other................      39         1.6          103       2.1
                         ----       -----      -------     -----
     Total income tax
       expense
       (benefit).....    $421        17.2%     $   507      10.5%
                         ====       =====      =======     =====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:.

                                                              MARCH 31,   DECEMBER 31,
                                                                1999          1997
                                                              ---------   ------------
Deferred tax assets
  Inventory.................................................   $   728       $  289
  Employee benefits.........................................     2,912        3,029
  Litigation settlements....................................       142        1,558
  Start-up and warranty expenses............................     1,773          743
  Restructuring charges.....................................     2,243          481
  Net operating loss carryforward...........................     2,324           --
  Other.....................................................     1,213          970
                                                               -------       ------
          Total deferred tax assets.........................    11,335        7,070
Deferred tax liabilities
  Contract related transactions.............................      (484)        (112)
  Property, plant and equipment.............................      (794)        (494)
  Other.....................................................      (315)        (141)
                                                               -------       ------
          Total deferred tax liabilities....................    (1,593)        (747)
                                                               -------       ------
          Net deferred tax asset............................   $ 9,742       $6,323
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

     The following assumptions were utilized in determining the funded status of Aqua-Chem's defined benefit pension plan:

Weighted-average discount rate..............................  6.0%
Rate of increase in future compensation.....................  4.9%
Weighted-average, long-term rates of return on plan
  assets....................................................  7.5%

     The following assumptions were utilized in determining the funded status of Aqua-Chem's post retirement health plan:

                                               POST-BUY-OUT BASIS                   PRE-BUY-OUT BASIS
                                                 OF ACCOUNTING                        OF ACCOUNTING
                                    ----------------------------------------   ---------------------------
                                    YEAR ENDED   JANUARY 1 TO   AUGUST 1 TO    JANUARY 1 TO    YEAR ENDED
                                    MARCH 31,     MARCH 31,     DECEMBER 31,     JULY 31,     DECEMBER 31,
                                       1999          1998           1997           1997           1996
                                    ----------   ------------   ------------   ------------   ------------
Weighted-average discount rate....    7.5%           7.5%           7.5%           7.5%           7.5%
Rate of increase in future
  compensation....................    4.5%           4.5%           4.5%           4.5%           4.5%

                                AQUA-CHEM, INC.

                                                       DEFINED BENEFIT PLAN   POSTRETIREMENT HEALTH PLAN
                                                       --------------------   --------------------------
                                                            MARCH 31,         MARCH 31,    DECEMBER 31,
                                                               1999              1999          1997
                                                       --------------------   ----------   -------------
Changes in benefit obligations:
  Actuarial present value of benefit obligation at
     date of NDC Acquisition (defined benefit plan)
     and at the beginning of the period
     (postretirement health plan), respectively......         $1,430            $4,516        $5,501
  Service cost.......................................             97                16            15
  Interest cost......................................             72               379           342
  Gross benefits paid................................            (10)             (330)         (515)
  Actuarial (gain) loss..............................            (12)               --            13
                                                              ------            ------        ------
  Actuarial present value of benefit obligation at
     end of period...................................          1,577             4,581         5,356
Change in plan assets
  Plan assets at fair value at date of NDC
     Acquisition.....................................            929                --            --
  Actual return on plan assets.......................             67                --            --
  Employer contributions.............................            189                --            --
  Gross benefits paid................................            (10)               --            --
                                                              ------            ------        ------
  Plan assets at fair value at end of period.........          1,175                --            --
Plan assets less than total benefit obligation.......            402             4,581         5,356
  Unrecognized prior service cost....................             --                --          (698)
                                                              ------            ------        ------
  Net liability recognized at end of year............            402             4,581         4,658
                                                              ======            ======        ======

     The liability above is recognized in the accompanying Consolidated Balance Sheets within Other Long-Term Liabilities.

     The components of the net periodic benefit costs of Aqua-Chem's defined benefit and post-retirement health plan are as follows:

                               DEFINED BENEFIT
                                    PLAN                               POSTRETIREMENT HEALTH PLAN
                               ---------------   ----------------------------------------------------------------------
                                                                                               PRE-BUY-OUT BASIS OF
                                                     POST-BUY-OUT BASIS OF ACCOUNTING               ACCOUNTING
                                                 ----------------------------------------   ---------------------------
                                 YEAR ENDED      YEAR ENDED   JANUARY 1 TO   AUGUST 1 TO    JANUARY 1 TO    YEAR ENDED
                                  MARCH 31,      MARCH 31,     MARCH 31,     DECEMBER 31,     JULY 31,     DECEMBER 31,
                                    1999            1999          1998           1997           1997           1996
                               ---------------   ----------   ------------   ------------   ------------   ------------
Components of net periodic
  benefit cost:
  Service cost...............       $ 97            $ 16          $ 4            $  6          $   9           $ 24
  Interest cost..............         72             379           89             139            203            500
  Expected return on
     assets..................        (74)             --           --              --             --             --
  Amortization of transition
     obligation..............         --              --           --              --            248            426
  Amortization of
     unrecognized gain.......         --              --            3              --           (140)           (75)
                                    ----            ----          ---            ----          -----           ----
  Net periodic benefit
     cost....................       $ 95            $395          $96            $145          $ 320           $875
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

     The weighted-average assumed health care cost trend rate used in determining the March 31, 1999 and December 31, 1997 accumulated postretirement benefit obligation was 7.5% declining 1% per year to 5.5% in 2002 and thereafter.

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

     Aqua-Chem does not have any customers who represent 10% or more of consolidated sales.

                                                                                       PRE-BUY-OUT
                                        POST-BUY-OUT BASIS OF ACCOUNTING           BASIS OF ACCOUNTING
                                    ----------------------------------------   ---------------------------
                                    YEAR ENDED   JANUARY 1 TO   AUGUST 1 TO    JANUARY 1 TO    YEAR ENDED
                                    MARCH 31,     MARCH 31,     DECEMBER 31,     JULY 31,     DECEMBER 31,
SEGMENT                                1999          1998           1997           1997           1996
-------                             ----------   ------------   ------------   ------------   ------------
Net sales:
  Boiler..........................   $186,085      $ 28,112       $ 73,974       $ 80,868       $155,527
  Water Technologies..............     34,319         8,694         17,567         18,750         44,025
                                     --------      --------       --------       --------       --------
          Total...................   $220,404      $ 36,806       $ 91,541       $ 99,618       $199,552
                                     ========      ========       ========       ========       ========
Income (loss) before income taxes,
  minority interest and
  extraordinary item:
  Boiler..........................   $  4,113      $    639       $  7,632       $  4,380       $  7,797
  Water Technologies..............       (515)           41          1,468             78            803
  Other...........................    (14,406)       (1,690)        (3,328)        (2,012)        (3,768)
                                     --------      --------       --------       --------       --------
          Total...................   $(10,808)     $ (1,010)      $  5,772       $  2,446       $  4,832
                                     ========      ========       ========       ========       ========
Depreciation and amortization:
  Boiler..........................   $  3,709      $    434       $    794       $  1,222       $  2,178
  Water Technologies..............      1,170           169            222            297            486
  Other...........................        537           102            268            171            320
                                     --------      --------       --------       --------       --------
          Total...................   $  5,416      $    705       $  1,284       $  1,690       $  2,984
                                     ========      ========       ========       ========       ========
Restructuring charge:
  Boiler..........................   $  5,340      $     --       $     --       $     --       $  2,036
  Water Technologies..............        158            --             --             --            710
  Other...........................        383            --             --             --          2,292
                                     --------      --------       --------       --------       --------
          Total...................   $  5,881      $     --       $     --       $     --       $  5,038
                                     ========      ========       ========       ========       ========
Total assets:
  Boiler..........................   $122,405      $ 70,520       $ 71,803       $ 61,898       $ 65,710
  Water Technologies..............     30,684        25,084         25,143         23,369         21,301
  Other...........................     25,142        14,646         27,715         18,872         13,989
                                     --------      --------       --------       --------       --------
          Total...................   $178,231      $110,250       $124,661       $104,139       $101,000
                                     ========      ========       ========       ========       ========

                                AQUA-CHEM, INC.

                                                                                       PRE-BUY-OUT
                                        POST-BUY-OUT BASIS OF ACCOUNTING           BASIS OF ACCOUNTING
                                    ----------------------------------------   ---------------------------
                                    YEAR ENDED   JANUARY 1 TO   AUGUST 1 TO    JANUARY 1 TO    YEAR ENDED
                                    MARCH 31,     MARCH 31,     DECEMBER 31,     JULY 31,     DECEMBER 31,
SEGMENT                                1999          1998           1997           1997           1996
-------                             ----------   ------------   ------------   ------------   ------------
Capital expenditures:
  Boiler..........................   $  2,456      $    109       $    337       $    567       $  2,339
  Water Technologies..............        328            87            188          1,240            265
  Other...........................        403           388            672            388            185
                                     --------      --------       --------       --------       --------
          Total...................   $  3,187      $    584       $  1,197       $  2,195       $  2,789
                                     ========      ========       ========       ========       ========
Information by region is as
  follows:
  Net sales (based on customer
     destination):
     United States................   $168,764      $ 20,379       $ 63,819       $ 63,157       $130,033
     Canada.......................     12,181         4,931          8,993         11,704         16,741
     Latin America................     21,518         6,416          8,575          5,300         14,820
     Far East.....................     10,459         1,477          3,784         11,193         19,081
     Others.......................      7,482         3,603          6,370          8,264         18,877
                                     --------      --------       --------       --------       --------
          Total...................   $220,404      $ 36,806       $ 91,541       $ 99,618       $199,552
                                     ========      ========       ========       ========       ========
  Long-lived assets:
     United States................   $ 34,192      $ 29,575       $ 29,534       $ 20,251       $ 19,767
     Canada.......................      1,323         1,206          1,229          1,301          1,324
     Mexico.......................        775           787            792            797            775
                                     --------      --------       --------       --------       --------
          Total...................   $ 36,290      $ 31,568       $ 31,555       $ 22,349       $ 21,866
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

                                                YEAR ENDED    JANUARY 1 TO    AUGUST 1 TO
                                                MARCH 31,      MARCH 31,      DECEMBER 31,
                                                   1999           1998            1997
                                                ----------    ------------    ------------
Basic Earnings Per Share:
  Net Income (loss) before extraordinary
     item.....................................  $   (7,189)    $    ( 745)     $    3,309
  Less: Preferred Stock Dividends.............         750            155             260
                                                ----------     ----------      ----------
  Income (loss) after Preferred Stock
     dividends and before extraordinary item
     applicable to common.....................  $   (7,939)    $     (900)     $    3,049
                                                ==========     ==========      ==========
Weighted Average Number of Shares.............   1,000,000      1,000,000       1,000,000
                                                ==========     ==========      ==========
Basic Earnings (Loss) Per Share before
  extraordinary item..........................  $    (7.94)    $    (0.90)     $     3.05
                                                ==========     ==========      ==========
Diluted Earnings (Loss) Per Share:
  Income (loss) after Preferred Stock
     dividends and before extraordinary item
     applicable to common.....................  $   (7,939)    $     (900)     $    3,049
                                                ==========     ==========      ==========
Weighted Average Number of Shares -- Basic....   1,000,000      1,000,000       1,000,000
Effect of Dilutive Securities:
  Warrants....................................          --(a)          --(a)      176,471
  Options.....................................          --(a)          --(a)         N.A.
                                                ----------     ----------      ----------
Weighted Average Number of Shares --Diluted...   1,000,000      1,000,000       1,176,471
                                                ==========     ==========      ==========
Diluted Earnings (Loss) Per Share before
  extraordinary item..........................  $    (7.94)    $    (0.90)     $     2.59
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

(c)  "All Other Annual Compensation" includes the following:

                                       MILLER(J)   BARTON    MCNALLY   NORRIS    JOHNSON   TEICH    THIMM
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

(e) 177 Broad Street, Stamford, Connecticut 06901. The Whitney Subordinated Debt Fund, L.P., a fund managed by J. H. Whitney & Co. ("WSDF") owns a Warrant to purchase up to 176,471 shares of Common Stock at $.01 per share allocated to its Rush Creek capital account. WSDF is a manager of Rush Creek (see Note (f)). If the Warrant were exercised in full, the voting power (with respect to allocated shares of Series C Preferred and Common) of all other entities, individuals, and the group listed in the above table would be diluted, with the resulting voting percentages as follows:

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

     Robert D. Endacott, Vice Chairman of Aqua-Chem, was a founding member of CMR Partners, LLC, ("CMR") which provided consulting services to the Company since 1997. Through Rush Creek, Mr. Endacott owns approximately 8,166 shares, or approximately 0.8% of the outstanding Common Stock and approximately 17 shares, or approximately 0.6%, of the outstanding Series C Preferred Stock. See "Capital Stock and Principal Stockholders -- Common and Series C Preferred" During the fiscal year ended March 31, 1999 CMR was paid a retainer fee totaling $175,500. Subsequent to March 31, 1999, and prior to Mr. Endacott joining the Company as an employee on June 1, 1999, CMR was paid retainer fees totaling $30,000. CMR was paid a success fee in connection with the NDC Acquisition of $377,500. Beginning June 1, 1999, Mr. Endacott will receive a salary of $13,500 per month, but will not be eligible for any of the Company benefits.

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

                    FINANCIAL STATEMENTS INCLUDED IN ITEM 8

     See "Index to Financial Statements of Aqua-Chem, Inc." set forth in Item 8, "Financial Statements and Supplementary Data."

         INDEX TO FINANCIAL STATEMENTS AND SCHEDULE INCLUDED IN ITEM 14

  Schedule of the Company and Consolidated Subsidiaries

                                                                            PAGE
                                                                            ----
Schedule II   Valuation and qualifying accounts for the year ended March
              31, 1999, the three months ended March 31, 1998, the five
              months ended December 31, 1997, the seven months ended July
              31, 1997 and the year ended December 31, 1996...............   63

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

                                                           Director (Chairman of the Board)
-----------------------------------------------------
                  Jeffrey A. Miller

                                                           Director
-----------------------------------------------------
                  James H. Fordyce

                                                           Director
-----------------------------------------------------
                    James W. Hook

                                                           Director
-----------------------------------------------------
                 William P. Killian

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          2.1(1)         -- Asset Purchase Agreement dated May 28, 1998 among
                            Aqua-Chem, Inc., National Dynamics Corporation, and
                            certain shareholders of National Dynamics Corporation
          3.1(1)         -- Aqua-Chem, Inc. Certificate of Incorporation
                            (incorporating amendments)
          3.2(1)         -- Aqua-Chem, Inc. Bylaws
          4.1(1)         -- Indenture of Trust dated June 23, 1998 between Aqua-Chem,
                            Inc. and United States Trust Company of New York, as
                            Trustee
          4.2(1)         -- Form of Aqua-Chem, Inc. 11 1/4% Senior Subordinated Note
                            Due 2008, to be issued in the Exchange Offer
          4.3(1)         -- Form of Aqua-Chem, Inc. 11 1/4% Senior Subordinated Note
                            Due 2008 issued on June 23, 1998
          4.4(1)         -- Common Stock Purchase Warrant dated July 31, 1997
          9.1(1)         -- Stockholders' and Members' Agreement dated July 31, 1997 among the Stockholders of Aqua-Chem, Inc. and the Members
                            of Rush Creek, LLC
         10.1(1)         -- Credit Agreement dated June 23, 1998 among Aqua-Chem,
                            Inc. and Comerica Bank
         10.2(1)         -- Registration Rights Agreement dated June 18, 1998 among
                            Aqua-Chem, Inc., Credit Suisse First Boston Corporation,
                            and Bear, Stearns & Co. Inc.
         10.3(1)         -- Employment Agreement dated July 31, 1997 between
                            Aqua-Chem, Inc. and Jeffrey A. Miller, as amended
         10.4(1)         -- Employment Agreement dated February 5, 1997 between
                            Aqua-Chem, Inc. and Rand E. McNally, as amended
         10.5(1)         -- Employment Agreement dated January 20, 1997 between
                            Aqua-Chem, Inc. and J. Scott Barton, as amended
         10.6(1)         -- Employment Agreement dated January 7, 1997 between
                            Aqua-Chem, Inc. and Charles J. Norris, as amended
         10.7(1)         -- Employment Agreement dated September 1, 1997 between
                            Aqua-Chem, Inc. and Daniel L. Johnson, as amended
         10.8(1)         -- Interim Management Agreement dated July 8, 1996 between
                            Aqua-Chem, Inc., J. Miller Management, Inc. and Jeffery
                            A. Miller
         10.9(1)         -- Aqua-Chem, Inc. 1997 Stock Option Plan Amended and
                            Restated
         10.10(1)        -- Aqua-Chem, Inc. Management Incentive Plan approved
                            November 15, 1996
         10.11(1)        -- Aqua-Chem, Inc. Executive Management Incentive Plan
                            approved November 15, 1996
         10.12(1)        -- Aqua-Chem, Inc. 1998 Phantom Stock Plan
         10.13(1)        -- Amendment to Interim Management Agreement between
                            Aqua-Chem, Inc., J. Miller Management, Inc. and Jeffrey
                            A. Miller
         10.14(1)        -- Aqua-Chem, Inc. 11 1/4% Senior Subordinated Notes Due
                            2008, Purchase Agreement dated June 18, 1998
         10.15(1)        -- Consulting Agreement with Verlyn Westra dated June 19,
                            1998
         10.17(1)        -- Amended and Restated Securities Purchase Agreement dated
                            December 5, 1997 by and among Rush Creek, LLC, A-C
                            Acquisition Corp., CB-Kramer Sales and Service, Inc.,
                            Whitney Subordinated Debt Fund, LP, and Whitney Equity
                            Partners, LP

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
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