Form 10-Q
period 1999-06-30
AQUA CHEM INC
filed 1999-08-16
CIK 6992

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from            to
                                           -----------   -----------

                        Commission file number
                                               ----------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                             Outstanding at August 13, 1999
--------------------------------           -------------------------------------
 Common Stock, $.01 par value                          1,000,000

                                    INDEX TO
                          QUARTERLY REPORT ON FORM 10-Q
                                       OF
                                 AQUA-CHEM, INC.


                                                                        Page No.
Part I.  FINANCIAL INFORMATION

         Item 1 - Financial Statements (Unaudited)                          3

                  Consolidated Condensed Statement of Operations -
                  Three months ended June 30, 1999 and June 30, 1998        4

                  Consolidated Condensed Balance Sheet -
                  June 30, 1999 and March 31, 1999                          5

                  Consolidated Condensed Statement of Cash Flows -
                  Three months ended June 30, 1999 and June 30, 1998        6

                  Notes to Consolidated Condensed Financial
                  Statements                                                7

         Item 2 - Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                            10

Part II: OTHER INFORMATION

         Item 6 - Exhibits and Reports on Form 8-K                         16

Signature Page                                                             17

Exhibit Index                                                              18

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

                                 AQUA-CHEM, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                      THREE           THREE
                                                      MONTHS          MONTHS
                                                      ENDED           ENDED
                                                     JUNE 30,        JUNE 30,
                                                       1999            1998
                                                     --------        --------

Net sales                                            $ 49,641        $ 39,416
Cost of goods sold                                     39,050          28,408
                                                     --------        --------
     Gross margin                                      10,591          11,008
Costs and expenses:
  Selling, general and administrative                   9,333           8,536
  Restructuring charges                                   240           4,720
                                                     --------        --------
                                                        9,573          13,256
                                                     --------        --------
Operating income (loss)                                 1,018          (2,248)
Other income (expense):
  Interest income                                          53              61
  Interest expense                                     (3,771)         (1,541)
  Other, net                                             (115)             95
                                                     --------        --------
                                                       (3,833)         (1,385)
Loss before income taxes, minority
  interest, and extraordinary item                     (2,815)         (3,633)
Income tax benefit                                     (1,038)         (1,111)
Minority interest in earnings of
  consolidated subsidiary                                  49              64
                                                     --------        --------
Net loss before extraordinary item                     (1,826)         (2,586)
Extraordinary item, net of tax
  benefit of $840                                          --           1,260
                                                     --------        --------
Net loss                                             $ (1,826)       $ (3,846)
Preferred stock dividends                                (103)           (155)
                                                     --------        --------
Net loss applicable to common                        $ (1,929)       $ (4,001)
                                                     ========        ========
     PER SHARE DATA:
Basic net loss per share of common
  stock                                              $  (1.93)       $  (4.00)
Diluted net loss per share of
  common stock                                       $  (1.93)       $  (4.00)


         The accompanying notes to the consolidated condensed financial statements are an integral part of this statement.

                                 AQUA-CHEM, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                            JUNE 30,        MARCH 31,
                                                              1999            1999
                                                            --------        --------
ASSETS

Current assets:
  Cash and cash equivalents                                 $   1,169       $   5,498
  Accounts receivable, less allowances of $894
    at June 30, 1999 and $848 at March 31, 1999                38,816          39,432
  Revenues in excess of billings                               11,069           9,754
  Inventories                                                  23,589          25,929
  Deferred income taxes                                         6,438           6,438
  Prepaid expenses and other current assets                     6,292           5,788
                                                            ---------       ---------
         Total current assets                                  87,373          92,839
Property, plant and equipment - net                            35,750          36,290
Intangible assets, less accumulated amortization of
  $1,643 at June 30, 1999 and $1,334 at March 31, 1999         37,510          37,745
Deferred income taxes                                           3,304           3,304
Other assets                                                    7,984           8,053
                                                            ---------       ---------
       TOTAL ASSETS                                         $ 171,921       $ 178,231
                                                            =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable
    Trade                                                      10,638          16,797
    Other                                                       4,951           4,465
  Billings in excess of revenues                                4,722           4,580
  Compensation and profit sharing                               4,455           4,500
  Accrued restructuring costs                                   1,750           2,531
  Accrued interest                                              7,097           3,516
  Accrued litigation settlements                                   --             375
  Other accrued expenses                                       11,767          12,884
                                                            ---------       ---------
         Total current liabilities                             45,380          49,648
Long-term debt                                                125,000         125,000
Other long-term liabilities                                     5,030           5,078
                                                            ---------       ---------
         Total other liabilities                              130,030         130,078
Minority interest in a consolidated subsidiary                    535             486
Preferred stock with mandatory redemption provisions            4,997           4,944
Stockholders' equity:
  Common stock, $.01 par value. Authorized
  2,000,000 shares; issued and outstanding
  1,000,000 shares at June 30, 1999 and March 31, 1999             10              10
  Additional paid-in capital                                       90              90
  Retained earnings (deficit)                                  (8,979)         (7,050)
  Accumulated other comprehensive income (loss)                  (142)             25
                                                            ---------       ---------
         Total stockholders' equity (deficit)                  (9,021)         (6,925)
                                                            ---------       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)        $ 171,921       $ 178,231
                                                            =========       =========


         The accompanying notes to the consolidated condensed financial statements are an integral part of this statement.

                                 AQUA-CHEM, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                            THREE MONTHS    THREE MONTHS
                                                                ENDED           ENDED
                                                               JUNE 30,        JUNE 30,
                                                                1999            1998
                                                            ------------    ------------
Cash flows from operating activities:
  Net loss                                                  $     (1,826)   $     (3,846)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                    1,517           1,197
  Deferred tax expense                                                --              --
  Minority interest in earnings of consolidated
    subsidiary                                                        49              64
  Extraordinary item, net of tax benefit                              --           1,260
  Restructuring charges, net of cash expended of $1,021
    and $0, respectively                                            (781)          4,720
  Increase (decrease) in cash due to changes in:
    Accounts receivable                                              616          (1,832)
    Revenues in excess of billings                                (1,315)          1,806
    Inventories                                                    1,614            (499)
    Prepaid expenses and other current assets                       (504)              1
    Accounts payable--trade                                       (6,159)         (3,615)
    Accounts payable--other                                          486           1,730
    Billings in excess of revenues                                   142          (1,018)
    Accrued expenses and other current liabilities                 2,044          (3,149)
    Other, net                                                      (208)           (605)
                                                            ------------    ------------
      Total adjustments                                           (2,499)             60
                                                            ------------    ------------
Net cash used in operating activities                             (4,325)         (3,786)

Cash flows from investing activities:
  Purchase of National Dynamics Corporation                           --         (47,900)
  Proceeds from sales of property, plant and
     equipment                                                     1,192              --
  Additions to property, plant and equipment                      (1,166)           (439)
                                                            ------------    ------------
Net cash provided by (used in) investing activities                   26         (48,339)

Cash flows from financing activities:
  Issuance of Notes                                                   --         125,000
  Proceeds from revolving credit agreement                            --           3,000
  Net principal payments on debt                                      --         (63,012)
  Redemption of Series A Preferred Stock                              --          (3,269)
  Deferred financing costs                                            --          (5,050)
  Dividends paid                                                     (30)             --
                                                            ------------    ------------
Net cash provided by (used in) financing activities                  (30)         56,669

Net increase (decrease) in cash and cash
  equivalents                                                     (4,329)          4,544
Cash and cash equivalents at beginning of period                   5,498           4,756
                                                            ------------    ------------
Cash and cash equivalents at end of period                  $      1,169    $      9,300
                                                            ============    ============
Cash paid during the period for:
  Interest                                                  $         --    $      1,482
  Taxes                                                               22             208
Details of Acquisition of National Dynamics
  Corporation in 1998:
  Fair value of assets acquired                                             $     38,487
  Goodwill                                                                        26,751
  Liabilities assumed                                                            (17,338)
                                                                            ------------
  Cash paid for assets                                                      $     47,900
                                                                            ============


         The accompanying notes to the consolidated condensed financial statements are an integral part of this statement.

                                 AQUA-CHEM, INC.
                              NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                     (DOLLARS IN THOUSANDS EXCEPT AS NOTED)



(1) In the opinion of Management, the accompanying unaudited financial statements of Aqua-Chem, Inc. contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position as of June 30, 1999, and the results of operations and cash flows for the periods indicated. Interim financial results are not necessarily indicative of operating results for an entire year.

(2) Certain notes and other information have been condensed or omitted from these interim consolidated condensed financial statements. Therefore, these statements should be read in conjunction with the Aqua-Chem, Inc. Consolidated Financial Statements as of March 31, 1999 and December 31, 1997.

(3)  Inventories consist of the following:

                                                    JUNE 30,           MARCH 31,
                                                     1999               1999
                                                   ---------           ---------

     Raw materials and work-in-process             $  19,046           $  20,859
     Finished goods                                    4,543               5,070
                                                   ---------           ---------
         Total inventories                         $  23,589           $  25,929
                                                   =========           =========

(4) On June 23, 1998 Aqua-Chem issued $125,000 in unsecured senior subordinated notes. The notes carry an interest rate of 11 1/4% and are due July 1, 2008. Interest is payable semi-annually beginning January 1, 1999. Proceeds from the notes were used to repay Aqua-Chem's existing debt, to redeem $3,269 of Aqua-Chem's Series A Preferred Stock, to acquire substantially all of the assets of National Dynamics Corporation ("NDC") (see note (6)), to pay the accrued interest and dividends, fees and expenses associated with the foregoing, and for general corporate purposes. The holders of the Series B Preferred Stock elected not to require that the Series B Preferred be redeemed in connection with the private offering.

     In conjunction with the issuance of the notes and the acquisition of NDC, Aqua-Chem entered into a revised $45,000 secured revolving credit facility. Borrowings under this facility are made in the form of revolving credit notes. These notes bear interest at a rate of either eurocurrency plus a factor as defined in the agreement, prime, or federal funds rate plus 100 basis points. The revolving credit agreement will terminate June 23, 2003. The facility is secured by the assets of the Company. At June 30, 1999 there were no borrowings outstanding. Among other restrictions, the credit agreement contains covenants relating to financial ratios and other limitations, as defined by the agreement. As of June 30, 1999, the Company was in compliance with these covenants.

(5) On June 25, 1998 the Board of Directors approved a plan of closure for the Greenville, Mississippi facility ("1998 Plan") and the agreement reached with the labor union representing the facility's production workers. As a result, the Company recorded a restructuring charge of $4,720 to operations in June 1998. The work performed at the facility has been transferred to other Company facilities and outsourced. The plant closed in June 1999 resulting in the elimination of 149 positions. The Company transferred some of the fixed assets to other facilities and will sell or dispose of the remaining assets. Approximately $2,900 of the restructuring charge was for the write down of assets representing the estimated impairment of assets at the Greenville facility as a direct result of the closing of this facility. The valuation adjustment to reflect that impairment was based upon the estimated fair value of the

                                 AQUA-CHEM, INC.
                              NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS

     assets at the date of commitment as compared to their carrying values. A charge of $955 is for employee termination payments representing the employee cash severance costs to reduce personnel as a result of the closure of the Greenville facility. These termination payments include the cost of severance and contractual benefits in accordance with collective bargaining arrangements and Company policy. The remaining charge of $865 includes facility exit costs, such as employee costs associated with the plant closure that are incurring after operations have ceased, and the write-off of other plant-related assets not included in property, plant, and equipment.

     An analysis of the 1998 Plan is summarized in the table below:

                                                                  BALANCE AT            BALANCE AT
                                               1998    RESERVES    MARCH 31,  RESERVES   JUNE 30,
                                               PLAN    UTILIZED      1999     UTILIZED     1999
                                              ------   --------   ----------  --------  ----------

     Writedown of property, plant and
       equipment                              $2,900   $ (2,900)  $      --   $     --  $       --
     Employee termination payments               955       (129)        826       (334)        492
     Costs related to closing the existing
       facility                                  865         --         865       (277)        588
                                              ------   --------   ----------  --------  ----------
               Total Restructuring            $4,720   $ (3,029)  $   1,691   $   (611) $    1,080
                                              ======   ========   =========   ========  ==========

     During the three months ended June 30, 1999 the Company also recognized $313 of relocation charges which could not be accrued as part of the 1998 Plan. The facility was closed in June 1999, as scheduled.

     In January 1999, Aqua-Chem recognized a restructuring charge of $1,161 ("1999 Plan"). The charge for the 1999 Plan consists of employee termination payments associated with the termination of 35 personnel. These termination payments include the cost of severance and outplacement services. As of March 31, 1999, the Company had made payments of $321 against this reserve. During the three months ended June 30, 1999 the Company had made payments of $320 against this reserve leaving a balance of $520.

     In April 1999, Aqua-Chem recognized a restructuring charge of $240 ("2000 Plan"). The charge for the 2000 Plan consists of employee termination payments associated with the termination of 23 personnel. These termination payments include the cost of severance and outplacement services. As of June 30, 1999, the Company had made payments of $90 against this reserve.

(6) On June 23, 1998, Aqua-Chem acquired substantially all the assets of National Dynamics Corporation ("NDC") for $65,838, which includes $17,338 of liabilities assumed and now conducts NDC's former operations through its National Dynamics Division ("National Dynamics"). The acquisition was accounted for using the purchase method of accounting. The total purchase cost was allocated first to identified tangible assets and liabilities based upon their respective fair values, with the remainder of $26,751 being allocated to goodwill, which will be amortized on a straight-line basis over 40 years.

(7) The following information presents unaudited pro forma condensed consolidated statements of operations assuming the acquisition of NDC by Aqua-Chem had occurred as of April 1, 1998. Such information includes adjustments to reflect additional interest expense, depreciation expense and amortization of goodwill and other intangibles.

                                 AQUA-CHEM, INC.
                              NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS


                                                THREE MONTHS      THREE MONTHS
                                                    ENDED             ENDED
                                                JUNE 30, 1999     JUNE 30, 1998
                                                -------------     -------------

     Net sales                                  $      49,641     $      49,044
     Loss before extraordinary item                    (1,826)           (3,529)
     Net loss applicable to common shares              (1,929)           (4,944)
     Loss per common share (basic)                      (1.93)            (4.94)
     Loss per common share (diluted)                    (1.93)            (4.94)

(8) In 1999, Aqua-Chem adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". Aqua-Chem's reportable business segments are:

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

                                              THREE MONTHS        THREE MONTHS
                                                  ENDED               ENDED
     SEGMENT                                  JUNE 30, 1999       JUNE 30, 1998
     -------                                  -------------       -------------

     Net sales:
       Boiler                                 $      40,050       $      30,216
       Water Technologies                             9,591               9,200
                                              -------------       -------------
             Total                            $      49,641       $      39,416
                                              =============       =============
     Income (loss) before income taxes,
       minority interest and extraordinary
       item:
       Boiler                                 $       1,386       $      (2,582)
       Water Technologies                                 2                 514
       Other                                         (4,203)             (1,565)
                                              -------------       -------------
             Total                            $      (2,815)      $      (3,633)
                                              =============       =============

(9) In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement must be adopted no later than April 1, 2001, although earlier application is permitted. The Company is currently evaluating the impact of adopting SFAS No. 133 but does not expect the impact to be material to its financial position or results of operations.

                                 AQUA-CHEM, INC.
                              NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS

     The Company adopted SOP No. 98-5, "Reporting on the Costs of Start-Up Activities," effective April 1, 1999. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

(10) Accumulated other comprehensive income consists solely of cumulative translation adjustments as of June 30, 1999 and March 31, 1999, as follows:

                                                 JUNE 30,    MARCH 31,
                                                   1999        1999
                                                 --------    ---------

     Cumulative translation adjustment           $   (142)   $      25
                                                 ========    =========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF AQUA-CHEM

          The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated condensed financial statements of the Company appearing elsewhere in this document.


RESULTS OF OPERATIONS

          Composition of net sales for Cleaver-Brooks, Water Technologies, and National Dynamics for the periods indicated is listed below.

                                                THREE MONTHS ENDED
                                                     JUNE 30,

                                                 1998        1999
                                                ------      ------
                                               (DOLLARS IN MILLIONS)

Net sales:
   Cleaver-Brooks                               $ 30.2      $ 27.6
   Water Technologies                              9.2         9.6
   National Dynamics                                --        12.4
                                                ------      ------
          Total                                 $ 39.4      $ 49.6
                                                ======      ======
Gross Margin:
   Cleaver-Brooks                               $  8.6      $  6.0
   Water Technologies                              2.4         2.2
   National Dynamics                                --         2.4
                                                ------      ------
          Total                                 $ 11.0      $ 10.6
                                                ======      ======
Selling, general and administrative
   expenses                                     $  8.5      $  9.3
Restructuring charges                              4.7         0.2
                                                ------      ------
Operating income (loss)                         $ (2.2)     $  1.0
                                                ======      ======
Other income (expense)                          $ (1.4)     $ (3.8)
                                                ======      ======
Income tax benefit                              $ (1.1)     $ (1.0)
                                                ======      ======
Minority interest in earnings of
   Consolidated subsidiary                      $  0.1      $   --
                                                ======      ======
Extraordinary Item                              $  1.2      $   --
                                                ======      ======
Net loss                                        $ (3.8)     $ (1.8)
                                                ======      ======

THREE MONTHS ENDED June 30, 1999 COMPARED TO THREE MONTHS ENDED June 30, 1998

          Net Sales. Net sales for the three month period ended June 30, 1999 increased $10.2 million to $49.6 million from $39.4 million for the comparable period of the prior fiscal year. The increase is due primarily to the impact of the National Dynamics acquisition. Net sales of Cleaver-Brooks declined $2.6 million (8.6%). The decline is primarily due to continued market softness in the firetube boiler premium product line. Water Technologies sales increased $0.4 million (4.3%) during the same period.

          Gross Margin. Gross margin declined $0.4 million (3.8%) to $10.6 million from $11.0 million. The gross margin percentage decreased 6.6 percentage points to 21.3%. Cleaver-Brooks' gross margin percentage declined 6.8 percentage points to 21.7% due to changing sales mix weighted more heavily to the sale of lower priced, lower margin products as well as manufacturing inefficiencies at the Greenville, MS facility during the closure process of this location. Water Technologies' gross margin percentage declined 3.2 percentage points to 22.9% primarily as a result of manufacturing inefficiencies due to the learning curve on the deaerator product line that previously was manufactured at the Greenville facility and transferred as part of the closure of the Greenville facility. Additionally, the current year results include National Dynamics' gross margin percentage which is less than Aqua-Chem's historical margins.

          Selling, General and Administrative Expenses. Selling, general and administrative expense increased $0.8 million (9.3%) to $9.3 million from $8.5 million for the comparable period of the prior fiscal year. The increase is due primarily to the acquisition of National Dynamics which is partially offset by savings from the restructuring actions taken in January and April of 1999 as well as lower commissions paid due to lower sales volumes at Cleaver-Brooks.

          Restructuring Charges. A restructuring charge of $4.7 million was recorded in the prior year to accrue for the costs of the closure of the Greenville, MS facility. The provision included $2.9 million to write down the value of certain fixed assets, $1.0 million for employee termination payments and $0.8 million for other costs related to closing the existing facility. In response to a worldwide decline in demand for boiler equipment as compared to previous years, Aqua-Chem approved a restructuring plan in the current period to reduce headcount and mitigate the effects of this decreased demand. As a result, Aqua-Chem recorded an additional restructuring charge of $0.2 million related to employee termination payments and outplacement services. The restructuring plans are progressing as scheduled.

          Operating Income. For the reasons set forth above, operating income improved $3.3 million (145.3%) to $1.0 million from an operating loss of $2.2 million for the comparable period of the prior fiscal year. Excluding the restructuring charges described, operating income decreased $1.2 million (49.1%) to $1.3 million compared to $2.5 million for the three months ended June 30, 1998. National Dynamic's operations contributed $0.7 million to operating income for the three months ended June 30, 1999.

          Other Income (Expense). Other income (expense) for the three months ended June 30, 1999 was an expense of $3.8 million as compared to an expense of $1.4 million for the same period in 1998, resulting in a difference of $2.4 million. This difference is primarily due to an increase in interest expense of $2.2 million resulting from the issuance of $125 million of unsecured senior subordinated notes.


LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $4.3 million for the three months ended June 30, 1999 compared to cash used of $3.8 million for the three months ended June 30, 1998. The additional use of cash of $0.5 million was attributable primarily to a reduction of trade payables, partially offset by payments associated with the restructuring plans.

Net cash of $0.03 million was provided by investing activities for the three months ended June 30, 1999 compared to cash used in investing activities of $48.3 million for the three months ended June 30, 1998. The prior year period included $47.9 million for the acquisition of National Dynamics. Capital expenditures for the current period were $1.2 million as compared to $0.4 million for the three months ended June 30, 1998. The current period included cash proceeds of $1.1 million for the sale of the Lebanon, Pennsylvania plant, which has been held for sale since 1995.

Cash used in financing activities was $0.03 million for the three months ended June 30, 1999 compared to cash provided of $56.7 million for the three months ended June 30, 1998. Cash from financing activities in the three months ended June 30, 1998 included $125.0 million in proceeds from the Subordinated Notes issued in connection with the acquisition of National Dynamics and repayments of $63.0 million, of which $60.1 million related to repayment of prior debt and $3.0 million related to the redemption of a portion of the Preferred A stock.


BORROWING AVAILABILITY AND LIMITATIONS.

The Company has a revolving credit facility that provides $45.0 million of borrowing availability and is secured by substantially all assets of the Company. Under the revolving credit facility, the Company is required to maintain an adjusted consolidated tangible net worth (consolidated tangible net worth plus an amount equal to the aggregate outstanding principal amount of subordinated debt) of not less than $70 million plus (on a cumulative basis) for each fiscal quarter, the sum of (a) 50% of consolidated net income if positive and 100% of the cash proceeds of the issuance of any equity interest of the Company during such fiscal quarter. In addition, the revolving credit facility as amended on May 25, 1999 requires the Company to maintain (i) a fixed charge coverage ratio of not less than 1.0 to 1 for the quarters ended June 30, 1999 and September 30, 1999, 1.10 to 1 for the quarter ended December 31, 1999, 1.15 to 1 for the quarter ended March 31, 2000 and 1.25 to 1 for each subsequent quarter, and (ii) a senior funded debt to consolidated EBITDA ratio of not more than 3.5 to 1.

The Company intends to fund future working capital, capital expenditures and debt service requirements through cash flows generated from operating activities and from borrowings under the revolving credit facility. As expected by management, the Company borrowed under the revolving credit facility in the second quarter of fiscal 2000, but expects that cash flows for the balance of the year will allow for the repayment of these borrowings by year end. As of August 11, 1999, the amount borrowed on the revolving credit facility was $2.0 million.

At June 30, 1999 the Company had $125 million of 11 1/4% Senior Subordinated Notes (the "Notes") outstanding under an Indenture dated June 23, 1998 (the "Indenture"). The Indenture generally prohibits the incurrence by the Company of additional debt unless the Company satisfies one of two requirements, the Coverage Limitation or the Basket Limitation described below. Under the Coverage Limitation, the Company may not incur additional indebtedness unless, on the date of such incurrence and after giving effect thereto, the Consolidated Coverage Ratio exceeds 2.0 to 1 if such indebtedness is incurred prior to January 1, 2000, 2.25 to 1 if such indebtedness is incurred on or after January 1, 2000 and prior to January, 2001 or 2.5 to 1 thereafter (the "Coverage Limitation"). As of June 30, 1999, the Company could not have incurred any additional Indebtedness under the Coverage Limitation.

The Indenture permits the Company to incur additional indebtedness of certain types up to certain limitations applicable to each type (the "Basket Limitation") notwithstanding the Coverage Limitation. The Company could have incurred approximately $77.1 million of additional indebtedness under the Basket Limitations on June 30, 1999, including the following: (a) indebtedness pursuant to the revolving credit agreement of up to the greater of (i) $45.0 million or
(ii) the sum of 50% of the book value of inventory and 85% of the book value of accounts receivable as of such date (the limitation under clause (ii) would have been approximately $44.8 million at June 30, 1999); (b) indebtedness by foreign subsidiaries not exceeding the sum of (i) 60% of the book value of inventory and
(ii) 85% of the book value of accounts receivable; (c) purchase money indebtedness not exceeding the greater of (i) $20 million or (ii) 5% of the consolidated net worth of the Company; and (d) an additional $10 million without regard to the nature or purpose of such indebtedness.

The Company expects that its cash needs for debt service under the Indenture during the 13 fiscal 2000 will be approximately $14.1 million. Mandatory repayments of the Company's outstanding indebtedness is $125 million subsequent to fiscal year 2002. Mandatory redemptions of the Company's outstanding Series A Preferred Stock subsequent to March 31, 2000 are $1 million in each of fiscal year 2001 and 2002.

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

At June 30, 1999, the Company had no material market risk exposure (e.g., interest rate risk, foreign currency exchange rate risk or commodity price risk).


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

IT Systems -- Since 1996 the Company has been executing an IT system upgrade plan, which includes leasing a new mainframe computer at an annual cost of $0.6 million, and the expansion of and improvements to its networks and capital spending on hardware totaling $0.2 million. Additionally, the Company has spent $2.2 million on new financial systems software, of which $2.0 million has been capitalized. These systems are replacing software that has been in use since the early 1980's. The IT system upgrade plan was not undertaken in response to the Year 2000 Issue, nor was it accelerated due to the Year 2000 Issue.

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

The Company's order entry and manufacturing systems are in the process of being upgraded to address the Year 2000 Issue. The databases for all these systems have been expanded and regenerated. Some of these systems have been put into production. Management believes the remaining systems are on schedule to be placed into production in October, 1999. Other non-Year 2000 IT efforts have not been materially delayed or impacted by Year 2000 initiatives.

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

Third Party Relationships -- All of the Company's suppliers of raw materials, components, and other goods and services have been sent a questionnaire regarding their Year 2000 compliance and their plans to be Year 2000 compliant. Approximately 90% of the suppliers contacted have responded. Follow up letters have been sent to those suppliers who have not yet responded. Telephone calls will be made to these remaining vendors during the next quarter to obtain a response. For those remaining suppliers who do not respond to this questionnaire, or who do not have a Year 2000 compliance plan in place, the Company has identified alternative suppliers and will use an alternative supplier who has certified that it is Year 2000 compliant. For all suppliers of equipment containing computer chips which are incorporated into the Company's products, the Company has received written assurance that this equipment is Year 2000 compliant.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

All statements, trend analysis and other information contained in this report relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include general economic conditions, the cyclical nature of its business, its customers' access to credit, political uncertainty and civil unrest in various areas of the world, pricing, product initiatives and other actions taken by competitors, disruptions in production capacity, excess inventory levels, the effect of changes in laws and regulations (including government subsidies and international trade regulations), technological difficulties (including the Year 2000 Issue), changes in environmental laws, and employee and labor relations.

                                     PART II

                                OTHER INFORMATION

From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except for the matters reported in the Company's Annual Report of Form 10-K for the year ended March 31, 1999. There were no material developments subsequent to March 31, 1999 in the litigation matters previously disclosed.


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


                                         AQUA-CHEM, INC. (Registrant)



Date: August 13, 1999                    By: /s/ James A. Kettinger
                                            ------------------------------------
                                             James A. Kettinger
                                             Senior Vice President and
                                             Chief Financial Officer

                                  EXHIBIT INDEX
                        TO QUARTERLY REPORT ON FORM 10-Q
                                       OF
                                 AQUA-CHEM, INC.


--------------------------------------------------------------------------------

EXHIBIT                                   INCORPORATED HEREIN            FILED
NUMBER            DESCRIPTION                BY REFERENCE               HEREWITH


  27         Financial Data Schedule                                        X
             (3 months ended 6/30/99)