Form 10-Q
period 1999-09-30
AQUA CHEM INC
filed 1999-11-12
CIK 6992

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended September 30, 1999

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


               Class                          Outstanding at November 11, 1999
    --------------------------------     --------------------------------------
        Common Stock, $.01 par value               1,000,000

                                    INDEX TO
                          QUARTERLY REPORT ON FORM 10-Q
                                       OF
                                 AQUA-CHEM, INC.


                                                                        Page No.
Part I. FINANCIAL INFORMATION

        Item 1 - Financial Statements (Unaudited)                           3

               Consolidated Condensed Statement of Operations -
               Three months and six months ended September 30,
               1999 and September 30, 1998                                  4

               Consolidated Condensed Balance Sheet -
               September 30, 1999 and March 31, 1999                        5

               Consolidated Condensed Statement of Cash Flows -
               Three months and six months ended September 30,
               1999 and September 30, 1998                                  6

               Notes to Consolidated Condensed Financial
               Statements                                                   7

        Item 2 - Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                                             10

Part II: OTHER INFORMATION

        Item 6 - Exhibits and Reports on Form 8-K                          17

Signature Page                                                             18

Exhibit Index                                                              19

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                AQUA-CHEM, INC.
                CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)



                                                                THREE              THREE          SIX              SIX
                                                               MONTHS              MONTHS        MONTHS           MONTHS
                                                                ENDED              ENDED         ENDED            ENDED
                                                              SEPTEMBER          SEPTEMBER     SEPTEMBER         SEPTEMBER
                                                              30, 1999           30, 1998       30, 1999         30, 1998
                                                             ----------          ----------    ---------         ---------

       Net sales                                               $56,779            $66,512       $106,420          $105,928
       Cost of goods sold                                       44,009             51,890         83,059            80,298
                                                               -------            -------       --------         ---------
            Gross margin                                        12,770             14,622         23,361            25,630
       Costs and expenses:
         Selling, general and administrative                     9,568             11,732         18,901            20,268
         Restructuring charges                                     594                  -            834             4,720
                                                               -------            -------       --------         ---------
                                                                10,162             11,732         19,735            24,988
                                                               -------            -------       --------         ---------
       Operating income                                          2,608              2,890          3,626               642
       Other income (expense):
         Interest income                                            45                112             98               173
         Interest expense                                       (3,747)            (3,658)        (7,520)           (5,199)
         Other, net                                                 31                 39            (84)              134
                                                               -------            -------       --------         ---------
                                                                (3,671)            (3,507)        (7,506)           (4,892)
       Loss before income taxes, minority
         interest, and extraordinary item                       (1,063)              (617)        (3,880)           (4,250)
       Income tax benefit                                         (412)              (189)        (1,450)           (1,300)
       Minority interest in earnings of
         consolidated subsidiary                                    78                 96            127               160
                                                               -------            -------       --------         ---------
       Net loss before extraordinary item                         (729)              (524)        (2,557)           (3,110)
       Extraordinary item, net of tax
         benefit of $840                                             -                  -              -             1,260
                                                               -------            -------       --------         ---------
       Net loss                                                $  (729)           $  (524)      $ (2,557)        $  (4,370)
       Preferred stock dividends                                  (103)              (103)          (206)             (258)
                                                               -------            -------       --------         ---------
       Net loss applicable to common                           $  (832)           $  (627)      $ (2,763)          $(4,628)
                                                               =======            =======       ========         =========
             PER SHARE DATA:
       Basic net loss per share of common
         stock                                                 $ (0.83)           $ (0.63)      $  (2.76)          $ (4.63)
       Diluted net loss per share of
         common stock                                          $ (0.83)           $ (0.63)      $  (2.76)          $ (4.63)



The accompanying notes to the consolidated condensed financial statements are an integral part of this statement.

                                AQUA-CHEM, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEET
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)



                                                                         SEPTEMBER 30,        MARCH 31,
                                                                             1999               1999
                                                                         ------------       ------------
      ASSETS

      Current assets:
          Cash and cash equivalents                                        $    246            $  5,498
          Accounts receivable, less allowances of $972
             at September 30, 1999 and $848 at March 31, 1999                46,313              39,432
          Revenues in excess of billings                                     10,020               9,754
          Inventories                                                        22,961              25,929
          Deferred income taxes                                               6,438               6,438
          Prepaid expenses and other current assets                           3,679               5,788
                                                                           --------            --------
               Total current assets                                          89,657              92,839
      Property, plant and equipment - net                                    35,170              36,290
      Intangible assets, less accumulated amortization of
        $1,983 at September 30, 1999 and $1,334 at March 31, 1999            37,262              37,745
      Deferred income taxes                                                   3,304               3,304
      Other assets                                                            7,828               8,053
                                                                           --------            --------
          TOTAL ASSETS                                                     $173,221            $178,231
                                                                           ========            ========
      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
      Current liabilities:
          Accounts payable
             Trade                                                           16,937              16,797
             Other                                                            5,528               4,465
          Billings in excess of revenues                                      3,543               4,580
          Compensation and profit sharing                                     4,106               4,500
          Accrued restructuring costs                                         1,713               2,531
          Accrued interest                                                    3,560               3,516
          Accrued litigation settlements                                         --                 375
          Other accrued expenses                                             11,908              12,884
                                                                           --------            --------
               Total current liabilities                                     47,295              49,648
      Long-term debt                                                        125,000             125,000
      Other long-term liabilities                                             5,022               5,078
                                                                           --------            --------
          Total other liabilities                                           130,022             130,078
      Minority interest in a consolidated subsidiary                            612                 486
      Preferred stock with mandatory redemption provisions                    5,069               4,944
      Stockholders' equity (deficit):
          Common stock, $.01 par value.  Authorized
          2,000,000 shares; issued and outstanding
          1,000,000 shares at September 30, 1999 and March 31, 1999              10                  10
          Additional paid-in capital                                             90                  90
          Retained earnings (deficit)                                        (9,805)             (7,050)
          Accumulated other comprehensive income (loss)                         (72)                 25
                                                                           --------            --------
               Total stockholders' equity (deficit)                          (9,777)             (6,925)
                                                                           --------            --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                 $173,221            $178,231
                                                                           ========            ========



The accompanying notes to the consolidated condensed financial statements are an integral part of this statement.

                                AQUA-CHEM, INC.
                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                                                  SIX MONTHS         SIX MONTHS
                                                                     ENDED              ENDED
                                                                 SEPTEMBER 30,      SEPTEMBER 30,
                                                                     1999               1998
                                                                 -------------       ------------
Cash flows from operating activities:
  Net loss                                                           $(2,557)            $(4,370)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                                        3,028               2,694
  Minority interest in earnings of consolidated
    subsidiary                                                           127                 160
  Extraordinary item, net of tax benefit                                  --               1,260
  Restructuring charges, net of cash expended of $1,652
    and $0, respectively                                                (818)              4,720
  Increase (decrease) in cash due to changes in:
    Accounts receivable                                               (6,881)            (10,938)
    Revenues in excess of billings                                      (266)                (51)
    Inventories                                                        2,907               7,244
    Prepaid expenses and other current assets                           (121)             (1,420)
    Accounts payable                                                   1,203              (3,126)
    Billings in excess of revenues                                    (1,037)             (2,222)
    Accrued expenses and other current liabilities                    (1,701)              1,145
    Other, net                                                           420              (1,373)
                                                                     -------             -------
      Total adjustments                                               (3,139)             (1,907)
                                                                     -------             -------
Net cash used in operating activities                                 (5,696)             (6,277)

Cash flows from investing activities:
  Purchase of National Dynamics Corporation                               --             (47,900)
  Proceeds from sales of property, plant and
     equipment                                                         1,433                  44
  Proceeds from notes receivable                                       2,231                  --
  Additions to property, plant and equipment                          (3,160)             (1,188)
                                                                     -------             -------
Net cash provided by (used in) investing activities                      504             (49,044)

Cash flows from financing activities:
  Issuance of Notes                                                       --             125,000
  Proceeds from revolving credit agreement                                --               3,000
  Net principal payments on debt                                          --             (63,012)
  Redemption of Series A Preferred Stock                                  --              (3,000)
  Deferred financing costs                                                --              (5,027)
  Dividends paid                                                         (60)               (282)
                                                                     -------             -------
Net cash provided by (used in) financing activities                      (60)             56,679

Net increase (decrease) in cash and cash
  equivalents                                                         (5,252)              1,358
Cash and cash equivalents at beginning of period                       5,498               4,756
                                                                     -------             -------
Cash and cash equivalents at end of period                           $   246             $ 6,114
                                                                     =======             =======
Cash paid (received) during the period for:
  Interest                                                           $ 7,097             $ 2,909
 Income Taxes                                                         (1,594)              2,012
Details of Acquisition of National Dynamics
  Corporation in 1998:
  Fair value of assets acquired                                                          $38,487
  Goodwill                                                                                26,751
  Liabilities assumed                                                                    (17,338)
                                                                                         -------
  Cash paid for assets                                                                   $47,900
                                                                                         =======


The accompanying notes to the consolidated condensed financial statements are an integral part of this statement.

                                AQUA-CHEM, INC.
                             NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                     (DOLLARS IN THOUSANDS EXCEPT AS NOTED)



(1) In the opinion of management, the accompanying unaudited financial statements of Aqua-Chem, Inc. ("Aqua-Chem" or the "Company")contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position as of September 30, 1999, and the results of operations and cash flows for the periods indicated. Interim financial results are not necessarily indicative of operating results for an entire year.

(2) Certain notes and other information have been condensed or omitted from these interim consolidated condensed financial statements. These statements should be read in conjunction with the Aqua-Chem, Inc. Consolidated Financial Statements as of March 31, 1999 as reported on Form 10-K/A.


(3)     Inventories consist of the following:

                                                       SEPTEMBER 30,           MARCH 31,
                                                            1999                 1999
                                                       -------------         ------------


         Raw materials and work-in-process                  $18,376               $20,859
         Finished goods                                       4,585                 5,070
                                                            -------               -------
              Total inventories                             $22,961               $25,929
                                                            =======               =======


(4) On June 23, 1998, Aqua-Chem issued $125,000 in unsecured senior subordinated notes. The notes carry an interest rate of 11 1/4% and are due July 1, 2008. Interest is payable semi-annually beginning January 1, 1999. Proceeds from the notes were used to repay Aqua-Chem's existing debt, to redeem a portion of Aqua-Chem's Series A Preferred Stock, to acquire substantially all of the assets of National Dynamics Corporation ("NDC") (see note (6)), to pay the accrued interest and dividends, fees and expenses associated with the foregoing, and for general corporate purposes. The holders of the Series B Preferred Stock elected not to require that the Series B Preferred be redeemed in connection with the private offering.

        In conjunction with the issuance of the notes and the acquisition of NDC, Aqua-Chem entered into a revised $45,000 secured revolving credit facility. Borrowings under this facility are made in the form of revolving credit notes. These notes bear interest at a rate of either eurocurrency plus a factor as defined in the agreement, prime, or federal funds rate plus 100 basis points. The revolving credit agreement will terminate June 23, 2003. The facility is secured by the assets of the Company. At September 30, 1999 there were no borrowings outstanding. Among other restrictions, the credit agreement contains covenants relating to financial ratios and other limitations, as defined by the agreement. As of September 30, 1999, the Company was in compliance with these covenants.

(5) On June 25, 1998 the Board of Directors approved a plan of closure for the Greenville, Mississippi facility ("1998 Plan") and the agreement reached with the labor union representing the facility's production workers. As a result, the Company recorded a restructuring charge of $4,720 to operations in June 1998. The work performed at the facility has been transferred to other Company facilities or outsourced. The plant closed in June 1999 resulting in the elimination of 149 positions. The Company transferred some of the fixed assets to other facilities and will sell or dispose of the remaining assets. Approximately $2,900 of the restructuring charge was for the write down of assets representing

                                AQUA-CHEM, INC.
                             NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS

         the estimated impairment of assets at the Greenville facility as a direct result of the closing of this facility. The valuation adjustment to reflect that impairment was based upon the estimated fair value of the assets at the date of commitment as compared to their carrying values. A charge of $955 was for employee termination payments representing the employee cash severance costs to reduce personnel as a result of the closure of the Greenville facility. These termination payments included the cost of severance and contractual benefits in accordance with collective bargaining arrangements and Company policy. The remaining charge of $865 included facility exit costs, such as employee costs associated with the plant closure that are to be incurred after operations have ceased, and the write-off of other plant-related assets not included in property, plant, and equipment.

        An analysis of the 1998 Plan is summarized in the table below:

                                                                     BALANCE AT            BALANCE AT
                                                  1998    RESERVES    MARCH 31,  RESERVES SEPTEMBER 30,
                                                  PLAN    UTILIZED      1999     UTILIZED     1999
                                                 ------   --------   ----------  --------  ----------
          Writedown of property, plant and
            equipment                            $2,900   $(2,900)     $   --      $  --      $   --
          Employee termination payments             955      (129)        826       (471)        355
          Costs related to closing the existing
            facility                                865        --         865       (312)        553
                                                 ------   -------      ------      -----      ------
                    Total Restructuring          $4,720   $(3,029)     $1,691      $(783)     $  908
                                                 ======   =======      ======      =====      ======


        During the six months ended September 30, 1999 the Company also recognized $313 of relocation charges which could not be accrued as part of the 1998 Plan.

        In January 1999, Aqua-Chem recognized a restructuring charge of $1,161 ("1999 Plan"). The charge for the 1999 Plan consists of employee termination payments associated with the termination of 35 personnel. These termination payments include the cost of severance and outplacement services. As of March 31, 1999, the Company had made payments of $321 against this reserve. During the six months ended September 30, 1999 the Company made payments of $549 against this reserve leaving a balance of $291.

        In April 1999, Aqua-Chem recognized a restructuring charge of $240 ("2000 Plan"). The charge for the 2000 Plan consists of employee termination payments associated with the termination of 23 personnel. These termination payments include the cost of severance and outplacement services. In September 1999, Aqua-Chem recognized an additional restructuring charge of $594, $367 for employee termination payments associated with the termination of an additional 11 personnel and $227 for incremental contractual payments as a result of the restructuring plan. As of September 30, 1999, the Company had made payments of $320 against these reserves.

(6) On June 23, 1998, Aqua-Chem acquired substantially all the assets of NDC for $65,838, which includes $17,338 of liabilities assumed and now conducts NDC's former operations through its National Dynamics Division ("National Dynamics"). The acquisition was accounted for using the purchase method of accounting. The total purchase price was allocated first to identified tangible assets and liabilities based upon their respective fair values, with the remainder of $26,751 being allocated to goodwill, which is being amortized on a straight-line basis over 40 years.

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

                                AQUA-CHEM, INC.
                             NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS


                                                                 SIX MONTHS      SIX MONTHS
                                                                   ENDED           ENDED
                                                                SEPTEMBER 30,   SEPTEMBER 30,
                                                                    1999            1998
                                                                -------------   -------------

              Net sales                                            $106,420        $115,556
              Loss before extraordinary item                         (2,557)         (4,053)
              Net loss applicable to common shares                   (2,760)         (5,571)
              Loss per common share (basic)                           (2.76)          (5.57)
              Loss per common share (diluted)                         (2.76)          (5.57)




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

             Aqua-Chem's reportable segments are strategic business units that offer different products and services. They are managed differently as each business requires different technology and marketing strategies. The Boiler segment includes both the Cleaver-Brooks Division ("Cleaver-Brooks") and National Dynamics due to their similarity in products and services, production processes, type of customer, and the methods used to distribute their products.

                                                      THREE MONTHS    THREE MONTHS     SIX MONTHS      SIX MONTHS
                                                         ENDED           ENDED           ENDED           ENDED
                                                      SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
           SEGMENT                                        1999            1998            1999            1998
           -------                                    -------------   -------------   -------------   -------------
           NET SALES:
            Boiler                                       $48,119         $58,472         $ 88,169         $ 88,689
            Water Technologies                             8,660           8,040           18,251           17,239
                                                         -------         -------         --------         --------
                  Total                                  $56,779         $66,512         $106,420         $105,928
                                                         =======         =======         ========         ========
          Income (loss) before income taxes,
            minority interest and extraordinary
            item:
            Boiler                                       $ 3,221         $ 3,152         $  4,607         $    570
            Water Technologies                              (349)            210             (347)             724
            Other                                         (3,935)         (3,979)          (8,140)          (5,544)
                                                         -------         -------         --------         --------
                  Total                                  $(1,063)        $  (617)        $ (3,880)        $ (4,250)
                                                         =======         =======         ========         ========


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

(10) Accumulated other comprehensive income consists solely of cumulative translation adjustments as of September 30, 1999 and March 31, 1999, as follows:

                                                   SEPTEMBER 30,  MARCH 31,
                                                       1999        1999
                                                     --------    ---------

             Cumulative translation adjustment       $ (72)       $  25
                                                     =====        =====


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS OF AQUA-CHEM

         The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated condensed financial statements of the Company appearing elsewhere in this document.



RESULTS OF OPERATIONS

         Composition of net sales for Cleaver-Brooks, the Water Technologies Division ("Water Technologies"), and National Dynamics for the periods indicated is listed below.

                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                   SEPTEMBER 30,               SEPTEMBER 30,

                                                 1998         1999           1998         1999
                                                -----        -----          -----        -----
                                                             (DOLLARS IN MILLIONS)

      Net sales:
         Cleaver-Brooks                          $40.2        $33.6         $ 70.4      $ 61.2
         Water Technologies                        8.0          8.7           17.2        18.2
         National Dynamics                        18.3         14.6           18.3        27.0
                                                 -----        -----         ------      ------
                Total                            $66.5        $56.8         $105.9      $106.4
                                                 =====        =====         ======      ======
      Gross Margin:
         Cleaver-Brooks                          $10.4        $ 8.3         $ 19.0      $ 14.3
         Water Technologies                        2.1          1.5            4.5         3.7
         National Dynamics                         2.1          2.9            2.1         5.3
                                                 -----        -----         ------      ------
                Total                            $14.6        $12.8         $ 25.6      $ 23.3
                                                 =====        =====         ======      ======
      Selling, general and administrative
         expenses                                $11.7        $ 9.6         $ 20.3      $ 18.9
      Restructuring charges                          -          0.6            4.7         0.8
                                                 -----        -----         ------      ------
      Operating income (loss)                    $ 2.9        $ 2.6         $  0.6      $  3.6
                                                 =====        =====         ======      ======
      Other income (expense)                     $(3.5)       $(3.7)        $ (4.9)     $ (7.5)
                                                 =====        =====         ======      ======
      Income tax benefit                         $(0.2)       $(0.5)        $ (1.3)     $ (1.5)
                                                 =====        =====         ======      ======
      Minority interest in earnings of
         Consolidated subsidiary                 $ 0.1        $ 0.1         $  0.2      $  0.1
                                                 =====        =====         ======      ======
      Extraordinary Item                         $   -        $   -         $  1.2      $    -
                                                 =====        =====         ======      ======
      Net loss                                   $(0.6)       $(0.7)        $ (4.4)     $ (2.5)
                                                 =====        =====         ======      ======

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

             Net Sales. Net sales for the three month period ended September 30, 1999 decreased $9.7 million (14.6%) to $56.8 million from $66.5 million for the comparable period of the prior fiscal year. The decrease is due primarily to Cleaver-Brooks which declined $6.6 million (16.4%). The decline was primarily due to continued market softness in the firetube boiler premium product line and the transfer of production of industrial watertube boilers to National Dynamics during October 1998. Additionally, National Dynamics' sales for such period declined $3.7 million (20.2%) due to the recognition of sales on several large contracts which were in process at the date of acquisition and were subsequently completed during the three months ended September 30, 1998. Water Technologies sales increased $0.7 million (8.8%) during the same period.


             Gross Margin. Gross margin for the three month period ended September 30, 1999 declined $1.9 million (13.0%) to $12.7 million from $14.6 million for the comparable period of the prior fiscal year. This decrease is primarily due to the reduced sales volume discussed above and partially offset by improvements in the gross margin percentage. The gross margin percentage for the three month period ended September 30, 1999 increased 0.5 percentage points to 22.5% for the comparable period of the prior fiscal year. The increase is due primarily to an 8.4 percentage point increase at National Dynamics. The margins for the prior year period reflect an inventory write-up of $1.4 million as a result of the acquisition. Adjusting for this write-up, National Dynamics' gross margin would have been 19.1% compared to 19.9% for the current period. The increase in gross margin percentage was partially offset by declines at Water Technologies and Cleaver-Brooks. Water Technologies' gross margin percentage declined 9.1 percentage points to 17.2% primarily as a result of manufacturing inefficiencies due to the learning curve on the deaerator product that previously was manufactured at the Greenville facility. Additionally, volume of its higher margin aftermarket parts business declined. Cleaver-Brooks' gross margin percentage declined 1.2 percentage points to 24.7% due to changing sales mix weighted more heavily to the sale of lower priced, lower margin products as well as pricing pressures due to the softness in its markets.

             Selling, General and Administrative Expenses. Selling, general and administrative expense for the three month period ended September 30, 1999 decreased $2.1 million (17.9%) to $9.6 million from $11.7 million for the comparable period of the prior fiscal year. The decrease is due primarily to lower commissions paid due to lower sales volumes at Cleaver-Brooks and to savings from the restructuring actions taken in January and April of 1999 and the closure of the Greenville, MS facility.

             Restructuring Charges. In its continuing effort to maximize earnings, Aqua-Chem implemented an expansion of its restructuring plan in the current period to reduce headcount. As a result, Aqua-Chem recorded a restructuring charge of $0.6 million related to employee termination payments and outplacement services.

             Operating Income. For the reasons set forth above, operating income for the three month period ended September 30, 1999 declined $0.3 million (10.3%) to $2.6 million from $2.9 million for the comparable period of the prior fiscal year. Excluding the restructuring charge described above, operating income improved $0.1 million (3.4%) to $3.0 million compared to $2.9 million for the three months ended September 30, 1998.

             Other Income (Expense). Other income (expense) for the three months ended September 30, 1999 was an expense of $3.7 million as compared to an expense of $3.5 million for the same period in 1998, resulting in a difference of $0.2 million.

SIX MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO SIX MONTHS ENDED
SEPTEMBER 30, 1998

             Net Sales. Net sales for the six month period ended September 30, 1999 increased $0.5 million (0.5%) to $106.4 million from $105.9 million for the comparable period of the prior fiscal year. The increase was due primarily to the acquisition of National Dynamics on June 23, 1998. A full six months of sales are reflected in 1999 while only three months of sales are reflected in 1998, resulting in an increase of $8.7 million (47.5%). Additionally, Water Technologies sales increased $1.0 million (5.8%) during the same period. These increases in sales are partially offset by Cleaver-Brooks' sales which declined

$9.2 million (13.1%). The decline is primarily due to continued market softness in the firetube boiler premium product line and the transfer of production of industrial watertube boilers to National Dynamics during October 1998.


             Gross Margin. Gross margin for the six month period ended September 30, 1999 declined $2.3 million (9.0%) to $23.3 million from $25.6 million for the comparable period of the prior fiscal year. This decrease is primarily due to declines in the gross margin percentage. The gross margin percentage decreased 2.2 percentage points to 22.0%. The gross margin decrease is attributed primarily to declines at Water Technologies and Cleaver-Brooks. Water Technologies' gross margin percentage declined 5.9 percentage points to 20.3% primarily as a result of manufacturing inefficiencies due to the learning curve on the deaerator product line that previously was manufactured at the Greenville facility. Additionally, volume of its higher margin aftermarket parts business declined. Cleaver-Brooks' gross margin percentage declined 3.6 percentage points to 23.4% due to changing sales mix weighted more heavily to the sale of lower priced, lower margin products as well as pricing pressures due to the softness in its markets. The decrease in gross margin percentage was partially offset by an 8.1 percentage point increase at National Dynamics. The margins for the prior year period reflect an inventory write-up of $1.4 million as a result of the acquisition. Adjusting for this write-up, National Dynamics' gross margin would have been 19.1% compared to 19.6% for the current period.

             Selling, General and Administrative Expenses. Selling, general and administrative expense for the six month period ended September 30, 1999 decreased $1.4 million (6.9%) to $18.9 million from $20.3 million for the comparable period of the prior fiscal year. The decrease was due primarily to lower commissions paid due to lower sales volumes at Cleaver-Brooks and savings from the restructuring actions taken in January and April of 1999 and the closure of the Greenville, MS facility. This decline was partially offset by the acquisition of National Dynamics on June 23, 1998, for which six months of costs were incurred in 1999 and only three months of costs were incurred in 1998. Adjusting for the National Dynamics acquisition on a pro forma basis, total selling, general and administrative expense decreased $3.1 million.

             Restructuring Charges. A restructuring charge of $4.7 million was recorded in the prior year to accrue for the costs of the closure of the Greenville, MS facility. The provision included $2.9 million to write down the value of certain fixed assets, $1.0 million for employee termination payments and $0.8 million for other costs related to closing the existing facility. In response to a worldwide decline in demand for boiler equipment as compared to previous years and continuing efforts to maximize profits, Aqua-Chem management implemented two restructuring plans in the current period to reduce headcount and mitigate the effects of this decreased demand. As a result, Aqua-Chem recorded an additional restructuring charge of $0.8 million related to employee termination payments and outplacement services. The restructuring plans are progressing as scheduled.

             Operating Income. For the reasons set forth above, operating income for the six month period ended September 30, 1999 improved $3.0 million (500.0%) to $3.6 million from $0.6 million for the comparable period of the prior fiscal year. Excluding the restructuring charges described, operating income decreased $1.1 million (20.8%) to $4.2 million compared to $5.3 million for the six months ended September 30, 1998.

             Other Income (Expense). Other income (expense) for the six months ended September 30, 1999 was an expense of $7.5 million as compared to an expense of $4.9 million for the same period in 1998, resulting in a difference of $2.6 million. This difference is primarily due to an increase in interest expense of $2.3 million resulting from the issuance of $125 million of unsecured senior subordinated notes in June 1998. Accordingly, the financial statements for the six months ended September 30, 1998 reflect only three full months of this increased interest cost while the financial statements for the comparable period reflect a full six months of such costs.

BACKLOG

Backlog increased $5.0 million (9.5%)to $57.8 million at September 30, 1999 from $52.8 at March 31, 1999. This increase reflects higher order volume for the Company's products without a commensurate increase in production capacity or output.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $5.7 million for the six months ended September 30, 1999 compared to cash used of $6.3 million for the six months ended September 30, 1998. The decline in use of cash of $0.6 million was attributable primarily to lower business volume and the resultant reduction in working capital requirements, partially offset by payments associated with the restructuring plans.

Net cash of $0.5 million was provided by investing activities for the six months ended September 30, 1999 compared to cash used in investing activities of $49.0 million for the six months ended September 30, 1998. The prior year period included $47.9 million for the acquisition of National Dynamics. Capital expenditures for the current period were $3.2 million as compared to $1.2 million for the six months ended September 30, 1998. The current period included cash proceeds of $1.4 million for the sale of the Lebanon, Pennsylvania plant and surrounding land, which has been held for sale since 1995.

Cash used in financing activities was $0.1 million for the six months ended September 30, 1999 compared to cash provided of $56.7 million for the six months ended September 30, 1998. Cash from financing activities in the six months ended September 30, 1998 included $125.0 million in proceeds from the Subordinated Notes issued in connection with the acquisition of National Dynamics and repayments of $63.0 million, of which $60.1 million related to repayment of prior debt and $3.0 million related to the redemption of a portion of the Preferred A stock. Additionally, $5.0 million was expended in 1998 for costs associated with the issuance of the Subordinated Notes.

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

The Company intends to fund future working capital, capital expenditures and debt service requirements through cash flows generated from operating activities and from borrowings under the revolving credit facility. As expected by management, the Company borrowed under the revolving credit facility in the second quarter of fiscal 2000, but has repaid these borrowings by the end of the quarter. As of November 11, 1999, there were no borrowings on the revolving credit facility.

At September 30, 1999 the Company had $125 million of 11 1/4% Senior Subordinated Notes (the "Notes") outstanding under an Indenture dated June 23, 1998 (the "Indenture"). The Indenture generally prohibits the incurrence by the Company of additional debt unless the Company satisfies one of two requirements, the Coverage Limitation or the Basket Limitation described below. Under the Coverage Limitation, the Company may not incur additional indebtedness unless, on the date of such incurrence and after giving effect thereto, the Consolidated Coverage Ratio exceeds 2.0 to 1 if such indebtedness is incurred prior to January 1, 2000, 2.25 to 1 if such indebtedness is incurred on or after January

1, 2000 and prior to January, 2001 or 2.5 to 1 thereafter (the "Coverage Limitation"). As of September 30, 1999, the Company could not have incurred any additional Indebtedness under the Coverage Limitation.

The Indenture permits the Company to incur additional indebtedness of certain types up to certain limitations applicable to each type (the "Basket Limitation") notwithstanding the Coverage Limitation. The Company could have incurred approximately $78.2 million of additional indebtedness under the Basket Limitations on September 30, 1999, including the following: (a) indebtedness pursuant to the revolving credit agreement of up to the greater of (i) $45.0 million or (ii) the sum of 50% of the book value of inventory and 85% of the book value of accounts receivable as of such date (the limitation under clause
(ii) would have been approximately $50.8 million at September 30, 1999); (b) indebtedness by foreign subsidiaries not exceeding the sum of (i) 60% of the book value of inventory and (ii) 85% of the book value of accounts receivable;
(c) purchase money indebtedness not exceeding the greater of (i) $20 million or
(ii) 5% of the consolidated net worth of the Company; and (d) an additional $10 million without regard to the nature or purpose of such indebtedness.

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

During the year ended March 31, 2000, the Company expects to make approximately $2.8 million of capital expenditures related to the Thomasville facility to improve the facility's efficiency. Additionally, the Company expects various other capital expenditures of approximately $2.0 million. Apart from these items, the Company believes that its manufacturing facilities and computer software and hardware are generally adequate to meet projected needs.

Management believes that cash generated from operating activities together with borrowing availability under the revolving credit facility will be adequate to cover the Company's working capital, debt service and capital expenditure requirements on a short and long term basis.

At September 30, 1999, the Company had no material market risk exposure (e.g., interest rate risk, foreign currency exchange rate risk or commodity price risk).


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

IT Systems -- Since 1996 the Company has been executing an IT system upgrade plan, which includes leasing a new mainframe computer at an annual cost of $0.6 million, and the expansion of and improvements to its networks and capital spending on hardware totaling $0.2 million. Additionally, the Company has spent $2.3 million on new financial systems software, of which $2.1 million has been capitalized. These systems are replacing software that has been in use since the early 1980's and are purported to be Year 2000 compliant. The IT financial system upgrade plan was not undertaken in response to the Year 2000 Issue, nor was it accelerated due to the Year 2000 Issue.

Of these new financial systems, the general ledger, accounts receivable, accounts payable and reporting packages have been implemented, while the human resource/payroll package is in the installation phase with a November 1999 targeted completion date. Management believes this project is currently on schedule to meet this target date.

The Company has received written assurances from the manufacturers that the following hardware and software are Year 2000 compliant as a result of the IT upgraded plan: mainframe hardware; mainframe systems software; mainframe operating system; LAN/WAN hardware; LAN/WAN operating systems; LAN/WAN system software; personal computers and related software; and financial systems software.

The Company's order entry and manufacturing systems required upgrading to address the Year 2000 Issue. The databases for all these systems have been expanded and regenerated. All of these systems have now been put into production. Other non-Year 2000 IT efforts have not been materially delayed or impacted by Year 2000 initiatives.

As one final assurance that all of the Company's efforts to bring its IT systems into Year 2000 compliance have been successful, the Company will perform a full test of its mainframe systems in a test environment during November 1999. This test will simulate the operation of these mainframe systems during 2000. The Company is expecting these systems to function properly.

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

Third Party Relationships -- All of the Company's suppliers of raw materials, components, and other goods and services have been sent a questionnaire regarding their Year 2000 compliance and their plans to be Year 2000 compliant. Approximately 97% of the suppliers contacted have responded. Follow up letters have been sent and telephone calls have been made to those suppliers who have not yet responded. For those remaining suppliers who do not respond to this questionnaire, or who do not have a Year 2000 compliance plan in place, the Company has identified alternative suppliers and will use an alternative supplier who has certified that it is Year 2000 compliant. For all suppliers of equipment containing computer chips which are incorporated into the Company's products, the Company has received written assurance that this equipment is Year 2000 compliant.

Costs to Address the Company's Year 2000 Issue -- Costs incurred by the Company to date to address the Year 2000 Issue, excluding the IT system upgrade costs, are approximately $0.5 million. The Company estimates total costs remaining to be incurred prior to the year 2000 range from $0.1 million to $0.2 million. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life. These costs will be funded from operating cash flows.

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


RECENT DEVELOPMENTS

On October 18, 1999 David Tenniswood was elected President and Chief Executive Officer of Aqua-Chem. Jeffrey Miller, who resigned as President and Chief Executive Officer, will continue to serve as Chairman of the Board of Directors.


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

                                    PART II

                               OTHER INFORMATION

From time to time the Company is involved in various litigation matters arising in the ordinary course of its business. None of these matters, either individually or in the aggregate, currently is material to the Company except for the matters reported in the Company's Annual Report of Form 10-K/A for the year ended March 31, 1999. There were no material developments subsequent to March 31, 1999 in the litigation matters previously disclosed.


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


                                        AQUA-CHEM, INC. (Registrant)



    Date: November 11, 1999               By: /s/ James A. Kettinger
                                           ----------------------
                                             James A. Kettinger
                                             Senior Vice President and
                                             Chief Financial Officer

                                 EXHIBIT INDEX
                        TO QUARTERLY REPORT ON FORM 10-Q
                                       OF
                                AQUA-CHEM, INC.


--------------------------------------------------------------------------------


EXHIBIT                                   INCORPORATED HEREIN            FILED
NUMBER            DESCRIPTION                BY REFERENCE               HEREWITH


27       Financial Data Schedule                                           X
         (3 months ended 9/30/99)

                                 END OF DOCUMENT