Form 10-Q
period 1999-12-31
AQUA CHEM INC
filed 2000-02-10
CIK 6992

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Class                           Outstanding at February 10, 2000
-----------------------            --------------------------------------
Common Stock, $.01 par value                   1,000,000

                                    INDEX TO
                          QUARTERLY REPORT ON FORM 10-Q
                                       OF
                                 AQUA-CHEM, INC.


                                                               Page No.
Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)                        3

Consolidated Condensed Statement of
Operations - Three months and nine
months ended December 31,
1999 and December 31, 1998                                       4

Consolidated Condensed Balance Sheet -
December 31, 1999 and March 31, 1999                             5

Consolidated Condensed Statement of
Cash Flows - Nine months ended
December 31, 1999 and
December 31, 1998                                                6

Notes to Consolidated Condensed Financial
Statements                                                       7

Item 2 - Management's Discussion and Analysis
of Financial Condition and Results
of Operations                                                    11

Part II: OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                        16

Signature Page                                                   17

Exhibit Index                                                    18

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                                 AQUA-CHEM, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                          THREE             THREE              NINE           NINE
                                                          MONTHS            MONTHS            MONTHS         MONTHS
                                                          ENDED             ENDED             ENDED          ENDED
                                                         DECEMBER          DECEMBER          DECEMBER       DECEMBER
                                                         31, 1999          31, 1998          31, 1999       31, 1998
                                                        ----------        ----------        ----------     ----------
       Net sales                                         $55,695            $57,123          $162,116       $163,052
       Cost of goods sold                                 42,901             43,830           125,960        124,130
                                                         -------            -------          --------       ---------
            Gross margin                                  12,794             13,293            36,156         38,922
       Costs and expenses:
         Selling, general and administrative               9,288             12,978            28,186         33,245
         Restructuring charges                               905                  -             1,739          4,720
                                                         -------            -------          --------       ---------
                                                          10,193             12,978            29,925         37,965
                                                         -------            -------          --------       ---------
       Operating income                                    2,601                315             6,231            957
       Other income (expense):
         Interest income                                      33                178               131            351
         Interest expense                                 (3,721)            (3,825)          (11,240)        (9,023)
         Other, net                                           15                (19)              (68)           114
                                                         -------            -------          --------       ---------
                                                          (3,673)            (3,666)          (11,177)        (8,558)
       Loss before income taxes, minority
         interest, and extraordinary item                 (1,072)            (3,351)           (4,946)        (7,601)
       Income tax benefit                                   (312)            (1,175)           (1,763)        (2,475)
       Minority interest in earnings of
         consolidated subsidiary                              96                 57               222            217
                                                         -------            -------          --------       ---------
       Net loss before extraordinary item                   (856)            (2,233)           (3,405)        (5,343)
       Extraordinary item, net of tax
         benefit of $840                                       -                  -                 -          1,260
                                                          -------            -------          --------      ---------
       Net loss                                          $  (856)           $(2,233)         $ (3,405)    $   (6,603)
       Preferred stock dividends                            (103)              (100)             (309)          (358)
                                                          -------            -------          --------      ---------
       Net loss applicable to common                     $  (959)           $(2,333)         $ (3,714)      $ (6,961)
                                                          =======            =======          ========      =========
             PER SHARE DATA:
       Basic net loss per share of common
         stock                                            $ (0.96)           $ (2.33)          $ (3.71)      $ (6.96)
       Diluted net loss per share of
         common stock                                     $ (0.96)           $ (2.33)          $ (3.71)      $ (6.96)


The accompanying notes to the consolidated condensed financial statements are an integral part of this statement.

                                 AQUA-CHEM, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)



                                                                          DECEMBER 31,         MARCH 31,
                                                                              1999               1999
                                                                          ------------         ---------
      ASSETS
      Current assets:
          Cash and cash equivalents                                        $  1,560            $  5,498
          Accounts receivable, less allowances of $1,060
             at December 31, 1999 and $848 at March 31, 1999                 42,265              39,432
          Revenues in excess of billings                                     12,102               9,754
          Inventories                                                        23,721              25,929
          Deferred income taxes                                               6,438               6,438
          Prepaid expenses and other current assets                           1,977               5,788
                                                                           ---------           ---------
               Total current assets                                          88,063              92,839
      Property, plant and equipment - net                                    35,174              36,290
      Intangible assets, less accumulated amortization of
        $2,050 at December 31, 1999 and $1,334 at March 31, 1999             36,999              37,745
      Deferred income taxes                                                   3,304               3,304
      Other assets                                                            7,428               8,053
                                                                           ---------           ---------
          TOTAL ASSETS                                                     $170,968            $178,231
                                                                           =========           =========
      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
      Current liabilities:
          Short-term borrowings                                               7,500                  --
          Accounts payable
             Trade                                                           13,079              16,797
             Other                                                            5,317               4,465
          Billings in excess of revenues                                      4,529               4,580
          Compensation and profit sharing                                     4,211               4,500
          Accrued restructuring costs                                         1,871               2,531
          Accrued interest                                                        1               3,516
          Other accrued expenses                                              9,320              13,259
                                                                           ---------           ---------
               Total current liabilities                                     45,828              49,648
      Long-term debt                                                        125,000             125,000
      Other long-term liabilities                                             5,010               5,078
                                                                           ---------           ---------
          Total other liabilities                                           130,010             130,078
      Minority interest in a consolidated subsidiary                            708                 486
      Preferred stock with mandatory redemption provisions                    5,143               4,944
      Stockholders' equity (deficit):
          Common stock, $.01 par value.  Authorized
          2,000,000 shares; issued and outstanding
          1,000,000 shares at December 31, 1999 and March 31, 1999               10                  10
          Additional paid-in capital                                             90                  90
          Retained earnings (deficit)                                       (10,764)             (7,050)
          Accumulated other comprehensive income (loss)                         (57)                 25
                                                                           ---------           ---------
               Total stockholders' equity (deficit)                         (10,721)             (6,925)
                                                                           ---------           ---------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                 $170,968            $178,231
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

                                 AQUA-CHEM, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                                                   NINE MONTHS         NINE MONTHS
                                                                      ENDED               ENDED
                                                                   DECEMBER 31,         DECEMBER 31,
                                                                      1999                 1998
                                                                  -------------        ------------
Cash flows from operating activities:
  Net loss                                                           $(3,405)            $(6,603)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                                        4,540               4,283
  Deferred tax expense                                                    --                   3
  Minority interest in earnings of consolidated
    subsidiary                                                           222                 217
  Extraordinary item, net of tax benefit                                  --               1,260
  Restructuring charges, net of cash expended of $2,399
    and $44, respectively                                               (660)              4,676
  Increase (decrease) in cash due to changes in:
    Accounts receivable                                               (2,833)             (4,911)
    Revenues in excess of billings                                    (2,348)               (173)
    Inventories                                                        2,088              10,365
    Prepaid expenses and other current assets                          1,757                (287)
    Accounts payable                                                  (2,866)             (5,321)
    Billings in excess of revenues                                       (51)                613
    Accrued expenses and other current liabilities                    (7,743)              3,758
    Other, net                                                           518                (372)
                                                                      -------             -------
      Total adjustments                                               (7,376)             14,111
                                                                      -------             -------
Net cash provided by (used in) operating activities                  (10,781)              7,508

Cash flows from investing activities:
  Purchase of National Dynamics Corporation                               --             (48,500)
  Proceeds from sales of property, plant and
     equipment                                                         1,433                  --
  Proceeds from notes receivable                                       2,279                 100
  Additions to property, plant and equipment                          (4,279)             (2,519)
                                                                      -------            --------
Net cash used in investing activities                                   (567)            (50,919)

Cash flows from financing activities:
  Issuance of Notes                                                       --             125,000
  Proceeds from revolving credit agreement                             7,500               3,000
  Net principal payments on debt                                          --             (63,063)
  Redemption of Series A Preferred Stock                                  --              (3,000)
  Deferred financing costs                                                --              (5,153)
  Dividends paid                                                         (90)               (309)
                                                                      -------            --------
Net cash provided by financing activities                              7,410              56,475

Net increase (decrease) in cash and cash
  equivalents                                                         (3,938)             13,064
Cash and cash equivalents at beginning of period                       5,498               4,756
                                                                      -------            --------
Cash and cash equivalents at end of period                           $ 1,560             $17,820
                                                                      =======            ========
Cash paid (received) during the period for:
  Interest                                                           $14,195             $ 1,482
  Income taxes                                                        (1,609)                215







The accompanying notes to the consolidated condensed financial statements are an integral part of this statement.

                                 AQUA-CHEM, INC.
                              NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                     (DOLLARS IN THOUSANDS EXCEPT AS NOTED)



(1) In the opinion of management, the accompanying unaudited financial statements of Aqua-Chem, Inc. ("Aqua-Chem" or the "Company")contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position as of December 31, 1999, and the results of operations and cash flows for the periods indicated. Interim financial results are not necessarily indicative of operating results for an entire year.

(2) Certain notes and other information have been condensed or omitted from these interim consolidated condensed financial statements. These statements should be read in conjunction with the Aqua-Chem, Inc. Consolidated Financial Statements as of March 31, 1999 as reported on Form 10-K/A.


(3)     Inventories consist of the following:

                                                          DECEMBER 31,           MARCH 31,
                                                               1999                 1999
                                                          -------------         ------------
             Raw materials and work-in-process               $18,924               $20,859
             Finished goods                                    4,797                 5,070
                                                             -------               -------
                 Total inventories                           $23,721               $25,929
                                                             =======               =======

(4) On June 23, 1998, Aqua-Chem issued $125,000 in unsecured senior subordinated notes. The notes carry an interest rate of 11 1/4% and are due July 1, 2008. Interest is payable semi-annually and began January 1, 1999. Proceeds from the notes were used to repay Aqua-Chem's existing debt, to redeem a portion of Aqua-Chem's Series A Preferred Stock, to acquire substantially all of the assets of National Dynamics Corporation ("NDC") (see note (6)), to pay the accrued interest and dividends, fees and expenses associated with the foregoing, and for general corporate purposes. The holders of the Series B Preferred Stock elected not to require that the Series B Preferred be redeemed in connection with the private offering.

        In conjunction with the issuance of the notes and the acquisition of NDC, Aqua-Chem entered into a revised $45,000 secured revolving credit facility. Borrowings under this facility are made in the form of revolving credit notes. These notes bear interest at a rate of either eurocurrency plus a factor as defined in the agreement, prime, or federal funds rate plus 100 basis points. The revolving credit agreement will terminate June 23, 2003. The facility is secured by the assets of the Company. At December 31, 1999 there were $7,500 of borrowings outstanding. Among other restrictions, the credit agreement contains covenants relating to financial ratios and other limitations, as defined by the agreement. As of December 31, 1999 and January 31, 2000, the Company was in compliance with these covenants.

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

             An analysis of the 1998 Plan is summarized in the table below:

                                                                        BALANCE AT            BALANCE AT
                                                     1998    RESERVES    MARCH 31,  RESERVES  DECEMBER 31,
                                                     PLAN    UTILIZED      1999     UTILIZED     1999
                                                    ------   --------   ----------  --------  ----------

             Writedown of property, plant and
               equipment                            $2,900   $(2,900)     $   --      $  --      $   --
             Employee termination payments             955      (129)        826       (623)        203
             Costs related to closing the existing
               facility                                865        --         865       (338)        527
                                                    ------   -------      ------      -----      ------
                       Total Restructuring          $4,720   $(3,029)     $1,691      $(961)     $  730
                                                    ======   =======      ======      =====      ======

             During the nine months ended December 31, 1999 the Company also recognized $313 of relocation charges which, under generally accepted accounting principles, could not be accrued as part of the 1998 Plan.

             In January 1999, Aqua-Chem recognized a restructuring charge of $1,161 ("1999 Plan"). The charge for the 1999 Plan consists of employee termination payments associated with the termination of 35 personnel. These termination payments include the cost of severance and outplacement services. As of March 31, 1999, the Company had made payments of $321 against this reserve. During the nine months ended December 31, 1999 the Company made payments of $656 against this reserve leaving a balance of $184.

             In April 1999, Aqua-Chem recognized a restructuring charge of $240 ("2000 Plan"). The charge for the 2000 Plan consists of employee termination payments associated with the termination of 23 personnel. These termination payments include the cost of severance and outplacement services. In September 1999, Aqua-Chem recognized an additional restructuring charge of $594, $367 for employee termination payments associated with the termination of an additional 11 personnel and $227 for incremental contractual payments as a result of the restructuring plan. As of December 31, 1999, the Company had made payments of $548 against these reserves.

             In October 1999, Aqua-Chem recognized an additional restructuring charge of $905, $141 for additional employee termination payments and other related costs associated with the September 1999 restructuring plan and $764 was recognized for severance payments for 2 members of upper management that resigned. As of December 31, 1999, the Company had made payments of $234 against these reserves.

                                 AQUA-CHEM, INC.
                              NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                     (DOLLARS IN THOUSANDS EXCEPT AS NOTED)

(6) On June 23, 1998, Aqua-Chem acquired substantially all the assets of NDC for $65,838, which includes $17,338 of liabilities assumed and now conducts NDC's former operations through its National Dynamics Division ("National Dynamics"). The acquisition was accounted for using the purchase method of accounting. The total purchase price was allocated first to identified tangible assets and liabilities based upon their respective fair values, with the remainder of $27,351 being allocated to goodwill, which is being amortized on a straight-line basis over 40 years.

(7) The following information presents unaudited pro forma condensed consolidated statements of operations assuming the acquisition of NDC by Aqua-Chem had occurred as of April 1, 1998. Such information includes adjustments to reflect additional interest expense, depreciation expense and amortization of goodwill and other intangibles.

                                                                 NINE MONTHS      NINE MONTHS
                                                                   ENDED            ENDED
                                                                DECEMBER 31,     DECEMBER 31,
                                                                    1999             1998
                                                                ------------     ------------
              Net sales                                           $162,116         $172,680
              Loss before extraordinary item                        (3,405)          (6,286)
              Net loss applicable to common shares                  (3,714)          (7,904)
              Loss per common share (basic)                          (3.71)           (7.90)
              Loss per common share (diluted)                        (3.71)           (7.90)

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

                                 AQUA-CHEM, INC.
                              NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                     (DOLLARS IN THOUSANDS EXCEPT AS NOTED)



                                                 THREE MONTHS    THREE MONTHS    NINE MONTHS     NINE MONTHS
                                                    ENDED            ENDED         ENDED           ENDED
                                                 DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
           SEGMENT                                   1999            1998           1999             1998
           -------                               -------------   -------------   -------------   -------------
           NET SALES:
            Boiler                                  $47,863         $50,972        $ 136,032        $ 139,662
            Water Technologies                        7,832           6,151           26,084           23,390
                                                    -------         -------         --------         --------
                  Total                             $55,695         $57,123         $162,116         $163,052
                                                    =======         =======         ========         ========
          Income (loss) before income taxes,
          minority interest and extraordinary
            item:
            Boiler                                  $ 4,241         $ 2,533          $ 8,934         $  3,103
            Water Technologies                         (608)         (1,351)          (1,029)            (628)
            Other                                    (4,705)         (4,533)         (12,851)         (10,076)
                                                     -------         -------         --------         --------
                  Total                             $(1,072)        $(3,351)        $ (4,946)        $ (7,601)
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

(10) Accumulated other comprehensive income consists solely of cumulative translation adjustments as of December 31, 1999 and March 31, 1999, as follows:

                                                   DECEMBER 31,  MARCH 31,
                                                       1999        1999
                                                     --------    ---------

             Cumulative translation adjustment       $ (57)       $  25
                                                      =====        =====

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS OF AQUA-CHEM

         The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated condensed financial statements and related notes of the Company appearing elsewhere in this document.


RESULTS OF OPERATIONS

         Composition of net sales for Cleaver-Brooks, the Water Technologies Division ("Water Technologies"), and National Dynamics for the periods indicated is listed below.

                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                   DECEMBER 31,               DECEMBER 31,

                                                 1998         1999           1998         1999
                                                -----        -----          -----        -----
                                                             (DOLLARS IN MILLIONS)
      Net sales:
         Cleaver-Brooks                          $38.1        $33.2        $ 108.5      $ 94.4
         Water Technologies                        6.1          7.8           23.4        26.1
         National Dynamics                        12.9         14.7           31.2        41.6
                                                 -----        -----         ------      ------
                Total                            $57.1        $55.7         $163.1      $162.1
                                                 =====        =====         ======      ======
      Gross Margin:
         Cleaver-Brooks                          $ 9.7        $ 8.9         $ 28.7      $ 23.2
         Water Technologies                        0.7          1.3            5.2         5.0
         National Dynamics                         2.9          2.6            5.0         7.9
                                                 -----        -----         ------      ------
                Total                            $13.3        $12.8         $ 38.9      $ 36.1
                                                 =====        =====         ======      ======
      Selling, general and administrative
         expenses                                $13.0        $ 9.3         $ 33.2      $ 28.2
      Restructuring charges                          -          0.9            4.7         1.7
                                                 -----        -----         ------      ------
      Operating income (loss)                    $ 0.3        $ 2.6         $  1.0      $  6.2
                                                 =====        =====         ======      ======
      Other income (expense)                     $(3.7)       $(3.7)        $ (8.6)     $(11.2)
                                                 =====        =====         ======      ======
      Income tax benefit                         $(1.2)       $(0.3)        $ (2.5)     $ (1.8)
                                                 =====        =====         ======      ======
      Minority interest in earnings of
         Consolidated subsidiary                 $ 0.0        $ 0.1         $  0.2      $  0.2
                                                 =====        =====         ======      ======
      Extraordinary Item                         $   -        $   -         $  1.3      $    -
                                                 =====        =====         ======      ======
      Net loss                                   $(2.2)       $(0.9)        $ (6.6)     $ (3.4)
                                                 =====        =====         ======      ======




THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998

         Net Sales. Net sales for the three month period ended December 31, 1999 decreased $1.4 million (2.5%) to $55.7 million from $57.1 million for the comparable period of the prior fiscal year. The decrease is due sales by to Cleaver-Brooks which declined $4.9 million (12.9%). The decline was primarily due to continued market softness in the firetube boiler premium product line and the transfer of production of industrial watertube boilers to National Dynamics during October 1998. Additionally, National Dynamics' sales for such period increased $1.8 million (14.0%) due mainly to the transfer of production of industrial watertube boilers from Cleaver-Brooks. Water Technologies sales increased $1.7 million (27.9%) during the same period due mainly to increases in the pharmaceutical product line.


         Gross Margin. Gross margin for the three month period ended December 31, 1999 declined $0.5 million (3.8%) to $12.8 million from $13.3 million for the comparable period of the prior fiscal year. This decrease is primarily due to the reduced sales volume discussed above. The gross margin percentage for the three month period ended December 31, 1999 decreased 0.3 percentage points to 23.0% for the comparable period of the prior fiscal year. The decrease is due primarily to an 4.8 percentage point decrease at National Dynamics. The margins for the prior year period reflect an inventory write-up of $0.4 million as a result of the acquisition.

Adjusting for this write-up, National Dynamics' gross margin would have been 25.6% compared to 17.7% for the current period. This decline is primarily due to sales volume declines resulting from a soft market in the Energy Recovery product line which sells at higher margins than National Dynamics' other boiler product lines. The decrease in gross margin percentage was partially offset by increases at Water Technologies and Cleaver-Brooks. Water Technologies' gross margin percentage increased 5.2 percentage points to 16.7% primarily as a result of manufacturing efficiency improvements on the deaerator product that previously was manufactured at the Greenville facility. Cleaver-Brooks' gross margin percentage increased 1.3 percentage points to 26.8% due primarily to cost savings from the closure of the Greenville facility partially offset by continued price pressure in the firetube boiler market.

         Selling, General and Administrative Expenses. Selling, general and administrative expense for the three month period ended December 31, 1999 decreased $3.7 million (28.5%) to $9.3 million from $13.0 million for the comparable period of the prior fiscal year. The decrease is due primarily to lower commissions paid due to lower sales volumes at Cleaver-Brooks and to savings from the restructuring actions taken in January, April and September of 1999 and the closure of the Greenville, MS facility.

         Restructuring Charges. During the three months ended December 31, 1999 Aqua-Chem recorded a restructuring charge of $0.9 million. Included in the charge, $0.1 million related to additional employee termination payments and incremental contractual payments under the September 1999 restructuring plan. The remaining charge of $0.8 million was recorded for severance payments to the President and Chief Executive Officer and the Vice Chairman that each resigned during the three months ended December 31, 1999.

         Operating Income. For the reasons set forth above, operating income for the three month period ended December 31, 1999 increased $2.3 million to $2.6 million from $0.3 million for the comparable period of the prior fiscal year. Excluding the restructuring charge described above, operating income improved $3.2 million to $3.5 million compared to $0.3 million for the three months ended December 31, 1998.

         Other Income (Expense). Other income (expense) for the three months ended December 31, 1999 and 1998 was an expense of $3.7 million and was comprised primarily of interest expense.

NINE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1998

         Net Sales. Net sales for the nine month period ended December 31, 1999 decreased $1.0 million (0.6%) to $162.1 million from $163.1 million for the comparable period of the prior fiscal year. The decrease was due primarily to Cleaver-Brooks' sales which declined $14.1 million (13.0%). The decline is primarily due to continued market softness in the firetube boiler premium product line and the transfer of production of industrial watertube boilers to National Dynamics during October 1998. This decrease in sales is partially offset by the acquisition of National Dynamics on June 23, 1998. A full nine months of sales are reflected in 1999 while only six months of National Dynamics' sales are reflected in 1998, resulting in an increase of $10.4 million (33.3%). Additionally, Water Technologies sales increased $2.7 million (11.5%) during the same period.

         Gross Margin. Gross margin for the nine month period ended December 31, 1999 declined $2.8 million (7.2%) to $36.1 million from $38.9 million for the comparable period of the prior fiscal year. This decrease is primarily due to declines in the gross margin percentage. The gross margin percentage decreased
1.6 percentage points to 22.2%. The gross margin decrease is attributed primarily to margin declines at Water Technologies and Cleaver-Brooks. Water Technologies' gross margin percentage declined 3.1 percentage points to 19.2% primarily as a result of manufacturing inefficiencies from the learning curve on the deaerator product line that previously was manufactured at the Greenville facility. Additionally, volume of its higher margin aftermarket parts business declined $1.1 million to $5.7 million. Cleaver-Brooks' gross margin percentage declined 1.9 percentage points to 24.6% due to changing sales mix weighted more heavily to the sale of lower priced, lower margin products, pricing pressures due to the softness in its markets and manufacturing inefficiencies prior to the closure of the Greenville facility. The decrease in gross margin percentage was partially offset by a 3.0 percentage point increase at National Dynamics. The margins for the prior year period reflect an inventory write-up of $1.8 million as a result of the acquisition. Adjusting for this write-up, National Dynamics' gross margin would have been 21.8% compared to 19.0% for the current period. This decline is due primarily to sales volume declines as a result of a soft market in the Energy Recovery product line which sells at higher margins than National Dynamics' other product lines.

Selling, General and Administrative Expenses. Selling, general and administrative expense for the nine month period ended December 31, 1999 decreased $5.0 million (15.1%) to $28.2 million from $33.2 million for the comparable period of the prior fiscal year. The decrease was due primarily to lower commissions paid as a result of lower sales volumes at Cleaver-Brooks and savings from the restructuring actions taken in January, April and September of 1999 and the closure of the Greenville, MS facility. This decline was partially offset by the acquisition of National Dynamics on June 23, 1998, for which nine months of costs were incurred in 1999 and only six months of costs were incurred in 1998. Adjusting for the National Dynamics acquisition on a pro forma basis, total selling, general and administrative expense decreased $6.7 million.

Restructuring Charges. A restructuring charge of $4.7 million was recorded in the prior year to accrue for the costs of the closure of the Greenville, MS facility. The provision included $2.9 million to write down the value of certain fixed assets, $1.0 million for employee termination payments and $0.8 million for other costs related to closing the existing facility. In response to a worldwide decline in demand for boiler equipment as compared to previous years and continuing efforts to maximize profits, Aqua-Chem management implemented two restructuring plans in the current period to reduce headcount and mitigate the effects of this decreased demand. Additionally, restructuring charges were recorded due to the resignation of members of upper management and the resulting severance payments. As a result, Aqua-Chem recorded an additional restructuring charge of $1.7 million related to employee termination payments and outplacement services. The restructuring plans are progressing as scheduled.

Operating Income. For the reasons set forth above, operating income for the nine month period ended December 31, 1999 improved $5.2 million (520.0%) to $6.2 million from $1.0 million for the comparable period of the prior fiscal year. Excluding the restructuring charges described, operating income increased $2.2 million (38.6%) to $7.9 million compared to $5.7 million for the nine months ended December 31, 1998.

Other Income (Expense). Other income (expense) for the nine months ended December 31, 1999 was an expense of $11.2 million as compared to an expense of $8.6 million for the same period in 1998, resulting in a difference of $2.6 million. This difference is primarily due to an increase in interest expense of $2.2 million resulting from the issuance of $125 million of unsecured senior subordinated notes in June 1998. Accordingly, the financial statements for the nine months ended December 31, 1999 reflect a full nine months of this increased interest cost while the financial statements for the comparable period reflect only six full months of such costs.


BACKLOG

Backlog increased $0.4 million (0.8%)to $53.2 million at December 31, 1999 from $52.8 at March 31, 1999. This increase reflects a slightly higher order volume for the Company's products without a commensurate increase in production capacity or output. The Company achieved very strong order volume in each of its divisions in the month of January, 2000 which increased backlog to $64.5 million at January 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $10.8 million for the nine months ended December 31, 1999 compared to cash provided of $7.5 million for the nine months ended December 31, 1998. The increase in use of cash of $18.3 million was attributable primarily to a few large unusual prepayments on percentage-of-completion contracts at December 31, 1998 without a similar situation at December 31, 1999. Additional interest payments of $12.7 million and payments associated with the restructuring plans also contributed to the greater use of cash.

Net cash of $0.6 million was used in investing activities for the nine months ended December 31, 1999 compared to cash used in investing activities of $50.9 million for the nine months ended December 31, 1998. The prior year period included $48.5 million for the acquisition of National Dynamics. Capital expenditures for the current period were $4.3 million as compared to $2.5 million for the nine months ended December 31, 1998. The current period included cash proceeds of $1.4 million for the sale of the Lebanon, Pennsylvania plant and surrounding land, which has been held for sale since 1995.

Cash provided by financing activities was $7.4 million for the nine months ended December 31, 1999 compared to cash provided of $56.5 million for the nine months ended December 31, 1998. In order to make the interest payment on the subordinated debt due January 1, 2000, the Company borrowed $7.0 million during the nine months ended December 31, 1999. Cash from financing activities in the nine months ended December 31, 1998 included $125.0 million in proceeds from the Subordinated Notes issued in connection with the acquisition of National Dynamics and repayments of $63.0 million, of which $60.1 million related to repayment of prior debt and $3.0 million related to the redemption of a portion of the Preferred A stock. Additionally, $5.2 million was expended in 1998 for costs associated with the issuance of the Subordinated Notes.

BORROWING AVAILABILITY AND LIMITATIONS.

The Company has a revolving credit facility that provides $45.0 million of borrowing availability and is secured by substantially all assets of the Company. Under the revolving credit facility, the Company is required to maintain an adjusted consolidated tangible net worth (consolidated tangible net worth plus an amount equal to the aggregate outstanding principal amount of subordinated debt) of not less than $70 million plus (on a cumulative basis) for each fiscal quarter, the sum of (a) 50% of consolidated net income if positive and 100% of the cash proceeds of the issuance of any equity interest of the Company during such fiscal quarter. In addition, the revolving credit facility as amended on May 25, 1999 requires the Company to maintain (i) a fixed charge coverage ratio of not less than 1.10 to 1 for the quarter ended December 31, 1999, 1.15 to 1 for the quarter ended March 31, 2000 and 1.25 to 1 for each subsequent quarter, and (ii) a senior funded debt to consolidated EBITDA ratio of not more than 3.5 to 1.

The Company intends to fund future working capital, capital expenditures and debt service requirements through cash flows generated from operating activities and from borrowings under the revolving credit facility. As expected by management, the Company borrowed under the revolving credit facility at the end of the third quarter of fiscal 2000, but has since repaid much of these borrowings. As of February 9, 2000, there were $1.2 million of borrowings on the revolving credit facility.


At December 31, 1999 the Company had $125 million of 11 1/4% Senior Subordinated Notes (the "Notes") outstanding under an Indenture dated June 23, 1998 (the "Indenture"). The Indenture generally prohibits the incurrence by the Company of additional debt unless the Company satisfies one of two requirements, the Coverage Limitation or the Basket Limitation described below. Under the Coverage Limitation, the Company may not incur additional indebtedness unless, on the date of such incurrence and after giving effect thereto, the Consolidated Coverage Ratio exceeds 2.0 to 1 if such indebtedness is incurred prior to January 1, 2000, 2.25 to 1 if such indebtedness is incurred on or after January 1, 2000 and prior to January, 2001 or 2.5 to 1 thereafter (the "Coverage Limitation"). As of December 31, 1999, the Company could not have incurred any additional Indebtedness under the Coverage Limitation.

The Indenture permits the Company to incur additional indebtedness of certain types up to certain limitations applicable to each type (the "Basket Limitation") notwithstanding the Coverage Limitation. The Company could have incurred approximately $77.7 million of additional indebtedness under the Basket Limitations on December 31, 1999, including the following: (a) indebtedness pursuant to the revolving credit agreement of up to the greater of (i) $45.0 million or (ii) the sum of 50% of the book value of inventory and 85% of the book value of accounts receivable as of such date (the limitation under clause
(ii) would have been approximately $47.8 million at December 31, 1999); (b) indebtedness by foreign subsidiaries not exceeding the sum of (i) 60% of the book value of inventory and (ii) 85% of the book value of accounts receivable;
(c) purchase money indebtedness not exceeding the greater of (i) $20 million or
(ii) 5% of the consolidated net worth of the Company; and (d) an additional $10 million without regard to the nature or purpose of such indebtedness.

The Company expects that its cash needs for debt service under the Indenture during fiscal 2000 will be approximately $14.1 million. Mandatory repayments of theCompany's outstanding indebtedness is $125 million subsequent to fiscal year 2002. Mandatory redemptions of the Company's outstanding Series A Preferred Stock subsequent to March 31, 2000 are $1 million in each of fiscal year 2001 and 2002. During the year ended March 31, 2000, the Company expects to make approximately $2.8 million of capital expenditures related to the Thomasville facility to improve the facility's efficiency. Additionally, the Company expects various other capital expenditures of approximately $2.0 million. Apart from these items, the Company believes that its manufacturing facilities and computer software and hardware are generally adequate to meet projected needs.

Management believes that cash generated from operating activities together with borrowing availability under the revolving credit facility will be adequate to cover the Company's working capital, debt service and capital expenditure requirements on a short and long term basis.

At December 31, 1999, the Company had no material market risk exposure (e.g., interest rate risk, foreign currency exchange rate risk or commodity price risk).


YEAR 2000

The Company did not directly, or indirectly through vendors, experience any significant Year 2000 problems.



DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

All statements, trend analysis and other information contained in this report relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include general economic conditions, the cyclical nature of its business, its customers' access to credit, political uncertainty and civil unrest in various areas of the world, pricing, product initiatives and other actions taken by competitors, disruptions in production capacity, excess inventory levels, the effect of changes in laws and regulations (including government subsidies and international trade regulations), technological difficulties, changes in environmental laws, and employee and labor relations.

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


                                        AQUA-CHEM, INC. (Registrant)



Date: February 10, 2000                 By: /s/ James A Kettinger
                                            -------------------------
                                            James A. Kettinger
                                            Senior Vice President and
                                            Chief Financial Officer

                                  EXHIBIT INDEX
                        TO QUARTERLY REPORT ON FORM 10-Q
                                       OF
                                 AQUA-CHEM, INC.


 ------------------------------------------------------------------------------


EXHIBIT                                      INCORPORATED HEREIN      FILED
NUMBER         DESCRIPTION                   BY REFERENCE             HEREWITH


              27 Financial Data Schedule                               X
              (3 months ended 12/31/99)