Form 10-K405
period 2000-03-31
AQUA CHEM INC
filed 2000-06-29
CIK 6992

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   ----------



                                    FORM 10-K


                                   (MARK ONE)
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

================================================================================



                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----

PART I

Item 1.    Business....................................................     1
Item 2.    Properties..................................................     5
Item 3.    Legal Proceedings...........................................     6
Item 4.    Submission of Matters to a Vote of Security Holders.........     7


PART II

Item 5.    Market for the Registrant's Common Equity and Related
             Stockholder Matters.......................................     7
Item 6.    Selected Financial Data.....................................     7
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................    10
Item 8.    Financial Statements and Supplementary Data.................    19
           Index to Financial Statements of Aqua-Chem, Inc.............    19
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................    44


PART III

Item 10.   Directors and Executive Officers of the Registrant..........    44
Item 11.   Executive Compensation......................................    47
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................    50
Item 13.   Certain Relationships and Related Transactions..............    53


PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
             8-K.......................................................    54
           Financial Statements Included in Item 8.....................    54
           Index to Financial Statements and Schedule Included in Item
             14........................................................    54
           Schedules Omitted as Not Required or Inapplicable...........    54
           Reports on Form 8-K.........................................    55
           Exhibits....................................................    55


                                     PART I

ITEM 1. BUSINESS.

     Aqua-Chem, Inc. ("The Company", "Aqua-Chem") is organized into three operating units: the Boiler Group, the Freshwater and Military Business ("F&M Business"), and the Seawater and Industrial Business ("S&I Business").

     The Boiler Group is the world's largest manufacturer of commercial and industrial packaged boilers and related equipment and markets its products primarily under the Cleaver-Brooks, Nebraska Boiler, Energy Recovery International, and Industrial Combustion brand names.

     The F&M Business is a leader in the design and production of water purification and treatment products for selected commercial, government and military applications sold under the Aqua-Chem brand name.

     The S&I Business designs and constructs highly engineered systems for seawater desalination and industrial evaporation processes also sold under the Aqua-Chem brand name. During the fourth quarter of Fiscal 2000, the Company decided to exit the S&I Business and has adjusted its reporting for all periods to reflect this business as a discontinued operation.

HISTORY

     Founded in 1929 as the John C. Cleaver Company and later known as Cleaver-Brooks, the Company began as an innovative manufacturer of small, portable boilers that were sold packaged and fully assembled. The Company eventually became, and for over 20 years has been, the world's largest manufacturer of commercial and industrial packaged boilers and related equipment. The Company increased its presence in the packaged boiler market with the acquisition of substantially all of the assets of National Dynamics Corporation ("NDC") on June 23, 1998 ("NDC Acquisition") and subsequently combined the product lines acquired from NDC, most notably Nebraska Boiler and Energy Recovery International, with the Cleaver-Brooks and Industrial Combustion product lines to form the Boiler Group.

     The Company began manufacturing steam-powered water purification stills in the early 1940's in response to a military request for a portable system capable of purifying drinking water. From this start, the Company evolved to become, through its F&M and S&I Businesses, a global provider of innovative water treatment products and systems for a variety of commercial, government, military and industrial applications.

     On July 31, 1997, Aqua-Chem Management, led by Jeffrey A. Miller, Chairman and former CEO, and Whitney Equity Partners, L.P. (a fund managed by Whitney & Co.) acquired Aqua-Chem (the "Management Buy-Out") from its former owners.

THE BOILER GROUP

Products and Market

     The boiler market can generally be segmented according to boiler capacity and end use. Residential boilers are the smallest, followed by commercial boilers, industrial boilers, and utility boilers, which are the largest. The Company competes primarily in the commercial and industrial segments of the boiler market.

     The Company believes that it has the largest installed base of packaged boilers in the world (estimated at over 80,000) and, that in the U.S. market for each of its three principal boiler product lines, it enjoys the #1 or #2 market position.

     Based on industry sources, the annual worldwide market for packaged commercial and industrial boilers of all types is estimated to be in excess of $1 billion, of which approximately $400 million is attributable to the North American commercial and industrial boiler market.

     The Boiler Group's main products include firetube packaged boilers, industrial watertube packaged boilers, commercial packaged boilers, waste heat recovery systems, burners, boiler room accessories, and aftermarket parts and service associated with these products. The Company manufacturers, markets, and distributes these products primarily under its Cleaver-Brooks, Nebraska Boiler, Energy Recovery International, and Industrial Combustion brand names. During Fiscal 2000, 82% of Aqua-Chem's consolidated revenue was attributable to these boilers and related products.

     As a result of the NDC Acquisition, the Boiler Group also competes in the steel fabrication business and supplies fabricated steel components both internally to support the boiler business and externally to other boiler manufacturers and businesses that require steel fabrication.

Sales, Marketing and Customers

     High efficiency is often the primary criterion in selecting a boiler as a slight increase in efficiency can translate into substantial annual fuel savings. Low nitrous oxide ("NOx") emission levels are also a primary selection criterion as regulations typically restrict emission levels on new boiler systems. As a result, the Company's boilers are designed to both reduce cost and help minimize emission levels. The Boiler Group is also highly regarded for its engineering ability, design flexibility, broad range of products and sizes, and its products' quality, safety, and long operating lives. The Company believes that these factors provide it with a competitive advantage in the boiler market.

     The Boiler Group sells boilers through 84 domestic sales representatives located throughout North America and 48 international sales representatives located in Eastern Europe, Asia, Australia, Central and South America, and the Middle East. These sales representatives have sold the Company's products for an average of more than 25 years. No sales representative accounted for more than 10% of the Boiler Group's net sales during Fiscal 2000. The Boiler Group believes that its worldwide network of sales and service representatives, which management believes to be the most extensive global distribution network for commercial and packaged industrial boilers, provides it with a significant competitive advantage.

     The Boiler Group sells boilers to a diverse, global customer base in a broad range of industries, with no significant customer concentration. During Fiscal 2000, no customer represented more than 10% of Aqua-Chem's net sales. International customers represented approximately 17% of Aqua-Chem's net sales during the same period.

Raw Materials and Suppliers

     The Boiler Group's primary raw materials include steel plate and coil steel. The Boiler Group also purchases finished components for its products, such as burners, tubes, controls, insulation, refractory materials, valves, gauges and pumps. The Boiler Group generally maintains one-year supply agreements with certain primary steel suppliers. These arrangements typically specify volume and price, but are cancelable at any time by either party. For raw materials not covered by supply agreements, the Boiler Group generally chooses a particular supplier based on market conditions, availability and pricing. The Boiler Group works closely with its major suppliers and is not dependent on any single supplier for any of its raw material or component needs. The Boiler Group is currently implementing new purchasing procedures to reduce material costs, including consolidation of its suppliers.

Manufacturing

     The Boiler Group operates through manufacturing facilities located in Stratford, Ontario, Canada; Thomasville, Georgia; Monroe, Wisconsin; Mexico City, Mexico; Gonzales, Texas; and two facilities in Lincoln, Nebraska. The Boiler Group also conducts applied engineering and product development activities at a Milwaukee, Wisconsin location. See "Properties and Employees."

     All of the Company's manufacturing facilities are committed to being dynamic, world-class operations providing customer satisfaction and excellent quality, and one of the Boiler Group's Lincoln, Nebraska facilities is ISO 9001 certified. Lean manufacturing and the continuous improvement philosophy are supported in each location to promote manufacturing excellence and incorporation of best practices.

     The Company's focus on continuous improvement has resulted in significant efficiency improvements, cycle time reductions, and cost reductions and has enabled the Company to consolidate its manufacturing operations to further improve operating efficiency. Specifically, beginning in 1995, Aqua-Chem closed its Lebanon,

Pennsylvania facility and consolidated its large firetube boiler production in its Thomasville facility and its smaller firetube boiler production in its Stratford facility. Additionally, in Fiscal 2000, the Company completed the closure of its Greenville, Mississippi manufacturing facility and relocated the production performed at the Greenville facility to other Company facilities. The Company has also adopted a capital spending strategy intended to maximize its manufacturing ability. As part of this strategy, the Thomasville, Georgia facility recently completed a plant renovation which the Company believes will further improve material flow, process efficiency and reductions in manufacturing cost. The Company's Fiscal 2001 capital budget totals approximately $4 million and is expected to be spent primarily on projects and equipment designed to improve quality and efficiency.

FRESHWATER AND MILITARY BUSINESS

Products

     The F&M Business' products are primarily pre-engineered water purification and treatment products and systems and related replacement parts sold to customers in the bottled water, pharmaceutical, off-shore oil, and military markets. Although individual units may be adapted to meet unique customer specifications, the F&M Business manufactures all freshwater and military products to basic design parameters at its Knoxville, Tennessee facility and ships them to the customer as fully-manufactured systems that require a minimal number of piping and electrical connections for installation.

     The F&M Business' products include various types of thermal distillation units, including an all-electric thermal distillation unit that is installed on all U.S. Navy Trident submarines. Aqua-Chem believes that every U.S. aircraft carrier and over 90% of the rest of the U.S. Naval Fleet utilize F&M Business' products to purify water for onboard personnel. The F&M Business also produces heat exchangers which are used in a variety of specialized applications, including those in the chemical and military markets. The U.S. Navy uses the Company's heat exchangers for cooling of nuclear reactor waste water and feedwater preheating in steam propulsion plants of nuclear aircraft carriers.

     During Fiscal 2000, in conjunction with Fredrick Manufacturing, the F&M Business completed the design, development and testing and delivered to the U.S. Army three specialized water purification units (termed Tactical Water Purification System units - "TWPS units"). The U.S. Army is currently testing these developmental units. Once this testing is complete, the Company, in conjunction with Frederick Manufacturing, expects to continue with a long-term production contract for this product. The Company has no assurance, however, when, or even if, the U.S. Army will choose to proceed with this project or whether the U.S. Army will include the Company as a supplier.

     Late in Fiscal 2000, the Company acquired technology and rights to the Vaponics pure steam generator and multiple effect distiller product lines. These product lines compliment the F&M Business' existing pharmaceutical products, and the Company believes that these added product lines will facilitate its expansion in this market. These product lines did not contribute substantially to the F&M Business' Fiscal 2000 results and, on a stand-alone basis, are expected to contribute less than 10% of the F&M Business net sales during Fiscal 2001.

Sales, Marketing and Customers

     The F&M Business utilizes a network of 10 representatives, distributors and licensees worldwide to sell and market its products. Sales representatives are compensated on a commission-only basis, while distributors typically make a profit margin on the purchase and resale of the products.

     During Fiscal 2000, the F&M Business represented 10.2% of Aqua-Chem's consolidated net sales. None of the F&M Business' customers represented more than 10% of Aqua-Chem's consolidated net sales.

     In aggregate, the U.S. Government, primarily through the U.S. Army and U.S. Navy, either through direct contracts with the U.S. Government or as a subcontractor on a U.S. Government project, is the F&M Business' largest customer, with Fiscal 2000 sales of approximately 50% of total F&M Business net sales. Exclusive of the U.S. Government, during Fiscal 2000, no one customer represented more than 10% of the F&M Business' net sales.

     International customers represented approximately 26% of the F&M Business' net sales during Fiscal 2000. Typically, over half of the F&M Business' annual revenue is based upon fixed price, long term contracts. Generally, the term of the contracts for F&M Business products extends from the order date through shipment, which usually ranges from 4 to 12 months. A short start up or test period may follow shipment and would typically last less than a month.

     The F&M Business supports its products with a staff of engineers and service specialists who provide parts, technical training, and service publications, as well as overhaul and repair services for customers around the world.

Raw Materials and Suppliers

     The F&M Business utilizes a wide variety of raw materials in the construction of its products, including copper-nickel alloys, stainless steel, electrical control systems and a number of plastic and metal component parts. The F&M Business maintains relationships with a select group of suppliers to leverage its purchasing power and may enter into purchasing agreements to ensure a reliable source of materials. The F&M Business has never experienced a significant shortage of raw materials.

Manufacturing

     The F&M Business' primary production facility is an ISO 9001 certified facility located in Knoxville, Tennessee. The Knoxville facility, as with all of the Company's manufacturing facilities, is committed to being a dynamic, world-class operation providing customer satisfaction and excellent quality. Lean manufacturing and the continuous improvement philosophy are supported in Knoxville to promote manufacturing excellence and incorporation of best practices.

SEAWATER AND INDUSTRIAL BUSINESS

     The S&I Business has historically generated revenue by undertaking projects to design and construct highly engineered systems for land-based and off-shore desalination and manufacturing process plants. Typically, these projects have been contracted on a fixed-price basis at contract values ranging from $1 million to $10 million and have taken 10 to 14 months to complete.

     The market in which the S&I Business participates has grown increasingly competitive with a decreasing amount of differentiating technology. As a result, suppliers wishing to expand their business in this market, including the S&I Business, are forced to accept profit margins which are disproportionate to the often significant associated contract risks. The Company believes that to be consistently and adequately profitable in this market, the Company would need to divert an unacceptably high portion of its financial and managerial resources. Accordingly, the Company has chosen to exit the S&I Business in an orderly manner.

     The Company intends to complete all active contracts of the S&I Business and to fulfill its commitments for warranty service, payments to vendors, and all other applicable liabilities. While the Company intends to fulfill those commitments of and exit the S&I Business within one year, management will consider other more cost effective strategic alternatives as they arise during the year, including any opportunities to sell all or part of the discontinued business. In the fourth quarter of Fiscal 2000, the Company recorded a pre-tax charge of $4.2 million related to its plan to exit the S&I business. This charge included a pre-tax provision of $.7 million for anticipated operating losses during Fiscal 2001 until the orderly completion of contracts in backlog, a $2.2 million pre-tax charge to write down the carrying value of the S&I Business' assets (primarily goodwill and intangibles), $.6 million related to severance and outplacement costs, and $.7 million of other related costs.

COMPETITION

     The Company operates in a highly competitive environment. It competes directly and indirectly with other manufacturers of industrial and commercial boilers and water desalination and purification equipment and systems, as well as with manufacturers of parts and components for all of the foregoing. Some of the Company's competitors are larger, have greater financial resources, and may be less leveraged than the Company. The Company competes in its markets through its extensive global distribution network, brand recognition, quality, dependability, longstanding customer relationships, and engineering ability.

FOREIGN SALES

     The Company does not rely on any one country for the majority of its foreign sales. For a further discussion of sales by geographic area, see Note 15 to the Company's Consolidated Financial Statements.

INTELLECTUAL PROPERTY

     The Company has a number of United States and foreign patents, patent applications, patent licensing agreements, trademarks, trademark applications and copyrights. The Company does not consider its business to be materially dependent upon any patent, patent application, patent license agreement, trademark, trademark application or copyright.

ITEM 2. PROPERTIES.

PROPERTIES AND EMPLOYEES

     The following table sets forth certain information regarding the Company's properties and employees as of March 31, 2000:


                                                                                                       Approximate
                                                                                                        Number of
                                                                        Approximate                     Employees
                                                                          Square                           at
   Facility Location                       Usage                          Footage    Ownership          Facility
----------------------             -----------------------------        -----------  ---------         -------------
Milwaukee, Wisconsin               Aqua-Chem, Inc.                         81,000     Leased (a)            185
                                   Corporate Headquarters
Milwaukee, Wisconsin               Boiler Group Development and            27,000     Owned                   9
                                   Design
Greenville, Mississippi            Boiler Group                            88,000     Leased (b)              -    (b)
                                   Manufacturing
Stratford, Ontario, Canada         Boiler Group, Cleaver-Brooks of         74,000     Owned                 103    (c)
                                   Canada, Ltd Manufacturing
                                   (Firetube and Commercial
                                   Watertube Boilers)
Mexico City, Mexico                Boiler Group, Cleaver-Brooks de         40,000     Owned                  41    (c)
                                   Mexico Manufacturing
                                   (Miscellaneous Parts and
                                   Components)
Thomasville, Georgia               Boiler Group Manufacturing             185,000     Owned                 194
                                   (Firetube Boilers)
Knoxville, Tennessee               F&M Business                           162,000     Owned                 106
                                   Manufacturing
Monroe, Wisconsin                  Boiler Group Manufacturing              81,000     Owned                  95    (c)
                                   (Burners and Combustion
                                   and Emissions Controls)
Lincoln, Nebraska                  Boiler Group Manufacturing             150,000     Owned                 230    (c)
                                   (Industrial Watertube
                                   Boilers, Waste Heat
                                   Recovery Systems)
Lincoln, Nebraska                  Boiler Group Manufacturing              50,000     Owned                  56
                                   (Fabricated Steel
                                   Components)
Gonzales, Texas                    Boiler Group Manufacturing              75,000     Owned                 103
                                   (Industrial Watertube
                                   Boilers, Waste Heat Recovery
                                   Systems and Fabricated Steel
                                   Products)
Elk Grove Village, Illinois        Boiler Group -- CB-Kramer Sales &       46,000     Leased (d)             32
                                   Service,Inc. Sales,
                                   Service, Warehouse
                                                                                                 --------------
                                                                                      Total:              1,154
                                                                                                 ==============

(a)  The Company occupies the facility under a lease which expires in June 2006.

(b) The Company leases this facility under a year to year lease which automatically renews until 2061 unless terminated by either party upon six months notice. The Company is actively pursuing a party to purchase its interest in this lease.

(c) As of March 31, 2000, approximately 27% of the Company's employees were represented by various unions. The Company's agreements with its unions expire on June 6, 2003 in Stratford, Ontario; on February 1, 2001 in Mexico City, Mexico; on January 19, 2001 in Monroe, Wisconsin and on October 31, 2003 in Lincoln, Nebraska. In the last five years the Company has experienced no strikes.

(d) The Company occupies this facility under a lease which expires in June 2000. Prior to July 1, 2000, the Company plans to transfer the warehousing function currently served by this facility to its Thomasville, Georgia, facility and will move the remaining functions to a smaller facility in Lombard, Illinois. The Company has signed a five-year lease effective July 1, 2000 for a 12,400 square foot facility in Lombard, Illinois.

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

     The Company is in the process of taking action to implement recommendations at certain locations, which actions may include further investigation or monitoring and possibly remediation. The Company does not currently believe that the costs associated with these matters will have a material adverse effect on the results of operations or the financial condition of the Company.

     The Company from time to time has sold certain properties and, in some cases, has retained responsibility for environmental issues related to periods prior to the sale. The Company is currently unaware of any subsequent property owners asserting environmental claims related to such properties.

     Although the Company believes that there are currently no existing environmental conditions that would require the Company to incur costs that would have a material impact on the Company, there can be no assurance that additional environmental situations will not arise or be discovered, either with respect to the Company's existing or formerly owned facilities, which could have a material adverse effect on the Company's business, results of operations or financial conditions.

LEGAL PROCEEDINGS

     The Company has been named as one of a number of defendants in numerous lawsuits alleging personal injury arising from exposure to asbestos-containing materials allegedly contained in certain boilers manufactured by the Company in the past. To date, the Company has disposed of approximately 3,300 lawsuits of this nature which included approximately 17,000 defendants, and, in the vast majority of these closed cases, neither the Company nor its insurers have made payments to the plaintiffs. The Company has not admitted liability or been found liable for the plaintiffs injuries in any case.

     There are approximately 11,200 of such lawsuits pending against the Company which include approximately 40,900 plaintiffs. While the Company intends to continue to work to dispose of these lawsuits, both the number of cases filed and the number of plaintiffs per case increased during Fiscal 2000 from those filed during prior periods, and the Company expects that additional lawsuits will be filed in the future. The Company believes that substantially all of the pending lawsuits are without merit. The Company is vigorously defending the open cases, although many may not be resolved for several years.

     Because pleadings generally do not specify the amount of damages sought, because the Company is typically only one of numerous defendants initially named, and because it is impossible to determine the Company's proportionate share of liability in these cases, the Company cannot calculate its total potential liability in these cases. However, based on its historical experience, the Company believes that its insurance coverage from its primary and umbrella insurers combined with indemnification from former owners of the Company should be adequate to cover future liabilities in these cases. Although Aqua-Chem believes the costs and liabilities associated with these matters will not have a material adverse effect on its results of operations or financial condition, there can be no assurance to this effect.

     The Company is involved in various other litigation matters arising in the normal course of business. Management believes that the Company's recovery or liability, if any, under pending litigation is not expected to have a material effect on the Company's financial position or results of operations, although no assurance to that effect can be given.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of the Fiscal year ended March 31, 2000 or to the date of filing of this Form 10K.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

         There is no established public trading market for any equity securities of the Registrant.

ITEM 6. SELECTED FINANCIAL DATA.

         The following table sets forth selected historical financial data of Aqua-Chem as of and for: (i) the years ended December 31, 1996 and 1995, derived from the audited consolidated financial statements of Aqua-Chem, but which are not included elsewhere herein and (ii) the seven-month period ended July 31, 1997, the five-month period ended December 31, 1997, the three months ended March 31, 1998, and the years ended March 31, 2000 and 1999, derived from the consolidated financial statements of Aqua-Chem, which have been audited by Arthur Andersen LLP and are included elsewhere herein. Additionally, the unaudited three-month period ended March 31, 1997 is included. This table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations of Aqua-Chem" and the consolidated financial statements of Aqua-Chem included elsewhere herein.

                                       Pre-Buy-Out Basis of Accounting                  Post-Buy-Out Basis of Accounting
                              ------------------------------------------------ ---------------------------------------------------
                                                          Three        Seven                     Three
                                     Year Ended           Months      Months     Five Months     Months        Year         Year
                                    December 31,          Ended        Ended        Ended        Ended        Ended        Ended
                              ----------------------     March 31,   July 31,    December 31,  March 31,    March 31,    March 31,
                                1995          1996         1997       1997(a)      1997(a)        1998         1999         2000
                              ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
                                                              (Dollars in Thousands)
STATEMENT OF OPERATIONS
DATA:
Net sales                     $ 162,340    $ 176,231    $  32,500    $  93,281    $  84,384    $  31,821    $ 203,943    $ 206,657
Cost of goods sold              125,428      131,225       24,547       68,632       60,333       23,543      157,358      159,251
                              ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
 Gross margin                    36,912       45,006        7,953       24,649       24,051        8,278       46,585       47,406
Selling, general and
 administrative expenses         34,018       30,385        7,437       20,980       15,642        7,978       39,681       35,334
Restructuring charges(b)          4,593        5,038           --           --           --           --        5,881        1,738
                              ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------

 Operating income (loss)         (1,699)       9,583          516        3,669        8,409          300        1,023       10,334
Other income (expense):
 Interest income                    358          464          184          450          202          148          500          160
 Interest expense                (1,663)      (1,448)        (307)        (753)      (2,559)      (1,463)     (12,842)     (15,047)
 Other income (expense)           2,635         (806)          16          110           57          (69)          62         (124)
                              ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------

Earnings (loss) before
 income taxes, minority
 interest and extraordinary
 item                              (369)       7,793          409        3,476        6,109       (1,084)     (11,257)      (4,677)
Income tax expense                  189          507           48          421        2,416         (365)      (4,088)      (1,352)
(benefit)
Minority interest in
 earnings (loss) of
 consolidated subsidiary            (52)         231           55          171          174           72          300          376
                              ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------

Income (loss) before
 extraordinary item                (506)       7,055          306        2,884        3,519         (791)      (7,469)      (3,701)
Extraordinary item, net
 of tax                              --           --           --           --           --           --       (1,260)          --
                              ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Income (loss) from
  continuing operations            (506)       7,055          306        2,884        3,519         (791)      (8,729)      (3,701)
Results of discontinued
 operations, net of tax
 benefit(expense) of $0, $0,
 $0, $0, $127, $(28), $(169),
 and $846, respectively          (5,948)      (2,961)        (247)      (1,030)        (210)          46          280       (1,395)
Loss on disposal, net of
   tax benefits of $1,030            --           --           --           --           --           --           --       (3,127)
                              ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------

 Net income (loss)            $  (6,454)   $   4,094    $      59    $   1,854    $   3,309    $    (745)   $  (8,449)   $  (8,223)
                              =========    =========    =========    =========    =========    =========    =========    =========


                                       Pre-Buy-Out Basis of Accounting                Post-Buy-Out Basis of Accounting
                              ------------------------------------------------ ---------------------------------------------------
                                                          Three        Seven                     Three
                                     Year Ended          Months       Months     Five Months    Months        Year         Year
                                    December 31,          Ended        Ended        Ended        Ended        Ended        Ended
                              ----------------------    March 31,    July 31,    December 31,  March 31,    March 31,    March 31,
                                1995          1996         1997       1997(a)      1997(a)       1998         1999         2000
                              ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
                                                              (Dollars in Thousands)
OTHER FINANCIAL DATA:
EBITDA(c)                       1,334       12,447        1,347       5,289        9,669          954        6,308       16,247
Adjusted EBITDA(d)              5,927       17,485        1,347       5,289       10,356          954       13,985       17,985
Gross profit margin              22.7%        25.5%        24.5%       26.4%        28.5%        26.0%        22.8%        22.9%
Total depreciation and
 amortization                   3,033        2,864          831       1,620        1,260          654        5,285        5,913
Capital expenditures            4,867        2,789          360       2,051        1,192          577        3,172        4,077
Cash provided by (used in)
 operating activities          (1,551)       8,052        1,973       4,603        9,256       (6,563)      (2,941)       2,692
Cash provided by (used in)
 investing activities            (939)      (1,025)         781        (627)     (50,644)        (566)     (51,754)      (1,465)
Cash provided by (used in)
 financing activities             538        1,492           70           6       40,715          (51)      55,437          601
BALANCE SHEET DATA (AT END
 OF PERIOD):
Total assets                  101,381       96,323       91,381      99,292      119,596      106,123      169,356      169,589
Total debt                     18,636       20,128       20,198          --       59,691       59,671      125,000      125,689
Redeemable preferred stock         --           --           --          --        7,365        7,519        4,944        4,970
Stockholders' equity
 (deficit)                     36,636       39,960       39,890          --        3,205        2,330       (6,925)     (15,436)

(a) On July 31, 1997, Aqua-Chem management and certain investors acquired Aqua-Chem in the Management Buy-Out, which was accounted for as a purchase. As a result, data for all periods presented prior to August 1, 1997 is prepared using Aqua-Chem's historical basis of accounting. Data for all periods presented subsequent to July 31, 1997 reflects the fair values as of July 31, 1997 of the assets acquired and liabilities assumed in the Management Buy-Out.

(b) For further information on such restructurings, see "Management's Discussion and Analysis of Financial Condition and Results of Operations of Aqua-Chem," and Note 4 to the Consolidated Financial Statements of Aqua-Chem included in Item 8 herein.

(c)  EBITDA is defined as operating income before depreciation and amortization.

(d) Adjusted EBITDA for the periods presented is defined as EBITDA excluding restructuring charges, and, in the five months ended December 31, 1997 and the year ended March 31, 1999, excludes $687 and $1,796, respectively, of non-cash purchase accounting adjustments to cost of goods sold related to writing up inventory to fair market value at the time of the Management Buy-Out and at the time of the NDC Acquisition, respectively.

UNAUDITED PRO FORMA FINANCIAL DATA

     The Pro Forma Consolidated Statement of Operations is included in order to make comparisons to the year ended March 31, 1999 in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     On July 31, 1997, Aqua-Chem, Inc. ("OLDCO") entered into a definitive merger agreement with A-C Acquisition Corp. ("A-C Acquisition"), a 100% owned subsidiary of Rush Creek LLC ("Rush Creek"). Rush Creek is a limited liability Company owned by certain management of OLDCO and Whitney Equity Partners, L.P. Also on July 31, 1997, pursuant to the merger, A-C Acquisition Corp. acquired the assets of OLDCO (the "Management Buy-Out"). Concurrently with the Management Buy-Out, A-C Acquisition amended its certificate of incorporation to change its name to Aqua-Chem, Inc. ("Aqua-Chem").

     The unaudited pro forma financial data includes the unaudited pro forma consolidated statement of operations of the Company for the twelve months ended December 31, 1997 (the "Pro Forma Statement of Operations"). The Pro Forma Statement of Operations gives effect to the Management Buy-Out as if it had occurred on January 1, 1997 and represents Aqua-Chem's Statement of Operations for the period January 1, 1997 to July 31, 1997, prepared using Aqua-Chem's historical basis of accounting and Aqua-Chem's Statement of Operations for the period August 1, 1997 to December 31, 1997, prepared under a new basis of accounting that reflects the fair values of assets acquired and liabilities assumed, the related financing cost and all debt incurred in connection with the Management Buy-Out, on a combined basis, adjusted as described in the footnotes.

     The Pro Forma Consolidated Statement of Operations is based on certain estimates and assumptions made by the management of the Company as to the operations of Aqua-Chem which the Company believes to be reasonable. The statement does not purport to be indicative of the results of operations or financial position of Aqua-Chem that actually would have been obtained had the Management Buy-Out been completed as of the assumed date, or to project the results of operations or financial position of the Company for any future date or period.

     The Pro Forma Consolidated Statement of Operations should be read in conjunction with the financial statements of Aqua-Chem included elsewhere herein. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations of Aqua-Chem, Inc.".

            UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                  FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

                                                       Historical
                                      --------------------------------------------                         Pro Forma
                                          Seven           Five            Twelve                             Twelve
                                         Months          Months           Months                             Months
                                          Ended           Ended           Ended         Management           Ended
                                        July 31,      December 31,     December 31,      Buy-Out          December 31,
                                          1997            1997             1997        Adjustments           1997
                                      ------------    ------------    ------------    ------------       ------------

Net sales                             $     93,281    $     84,384    $    177,665    $         --       $    177,665
Cost of goods sold                          68,632          60,333         128,965             961(a)         129,926
                                      ------------    ------------    ------------    ------------       ------------

  Gross margin                              24,649          24,051          48,700            (961)            47,739
Selling, general and
  administrative expenses                   20,980          15,642          36,622          (1,083)(a)         35,539
                                      ------------    ------------    ------------    ------------       ------------

Operating income                             3,669           8,409          12,078             122             12,200
Other income (expenses):
  Interest income                              450             202             652            (193)(b)            459
  Interest expense                            (753)         (2,559)         (3,312)         (2,433)(c)         (5,745)
  Other                                        110              57             167              52 (d)            219
                                      ------------    ------------    ------------    ------------       ------------

Income before income taxes
 and minority interest                       3,476           6,109           9,585          (2,452)             7,133
Income tax expense                             421           2,416           2,837            (421)(e)          2,416
Minority interest in earnings
 of consolidated subsidiary                    171             174             345              --                345
                                      ------------    ------------    ------------    ------------       ------------

Income from continuing operations            2,884           3,519           6,403          (2,031)             4,372
Results of discontinued operations,
   net of tax benefit of $0 and
   $127, respectively                       (1,030)           (210)         (1,240)             --             (1,240)
                                      ------------    ------------    ------------    ------------       ------------

Net income from operations            $      1,854    $      3,309    $      5,163    $     (2,031)      $      3,132
                                      ============    ============    ============    ============       ============



     See Notes to Unaudited Pro Forma Consolidated Statement of Operations.

        NOTES TO UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

(a) Reflects the historical results of operations of Aqua-Chem adjusted for the period from January 1, 1997 to the Management Buy-Out date as follows:

                                                                                   Cost of            Selling,
                                                                                    Goods            General and
                                                                                    Sold            Administrative
                                                                              -----------------    -----------------
Additional depreciation expense due to the recording of
  fixed assets at fair market value                                           $             961    $             290
Reduction of postretirement benefits expense due to the
  recognition of the full accumulated postretirement
 benefit liability                                                                           --                 (102)
Amortization of intangible assets resulting from the
  Management Buy-Out (40 year amortization)                                                  --                   20
Elimination of certain payments to management from the
  Management Buy-Out (See "Management -- Executive
  Compensation" and "Certain Relationships and Related
  Transactions -- Management Agreements")                                                    --               (1,291)
                                                                              -----------------    -----------------

                                                                              $             961    $          (1,083)
                                                                              =================    =================


(b) Reflects a reduction of interest income for $6,600 of cash used in the Management Buy-Out at a rate of 5.0%.

(c)  Reflects additional interest expense determined as follows:

Amortization of deferred financing costs                                      $             333
Annualized interest on existing subordinated debt ($21,000 @
  10.5%)                                                                                  2,205
Annualized interest on existing revolving credit facility
  ($5,000 @ 8.0%)                                                                           400
Annualized interest on existing term loan facility ($40,000
  @ 8.0%)                                                                                 3,200
Less: interest on $6,000 of principal payments against the
  existing debt                                                                            (393)
                                                                              -----------------

                                                                                          5,745
Less: historical interest expense                                                        (3,312)
                                                                              -----------------
                                                                              $           2,433
                                                                              =================

     A one-eighth of 1% (0.125%) change in the interest rate payable on the outstanding amount of the existing revolving credit facility would change annual interest expense by $6 before the effect of income taxes.

(d) Reflects the elimination of amortization of deferred financing for debt retired in conjunction with the Management Buy-Out.

(e) Reflects the pro forma tax effects of all adjustments using Aqua-Chem's consolidated effective tax rate for the applicable period. See Note 10 to Aqua-Chem's consolidated financial statements for a reconciliation from the statutory tax rate to the effective tax rate.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A").

     The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements of Aqua-Chem appearing elsewhere herein. For information regarding the pro forma financial condition of Aqua-Chem, see "Unaudited Pro Forma Financial Data".

     On December 30, 1998, Aqua-Chem elected to change the date of its Fiscal year-end to March 31. As a result, the Fiscal year ended March 31, 1999 is compared to the pro forma twelve months ended December 31, 1997 in this MD&A. Additionally, the three month transition period ended March 31, 1998 is included for comparison against the three month period ended March 31, 1997.

     Due to purchase accounting adjustments resulting from the Management Buy-Out on July 31, 1997, the seven-month period ended July 31, 1997 and the five-month period ended December 31, 1997 are not comparable in all material respects. The financial data for the seven-month period ended July 31, 1997 and the five-month period ended December 31, 1997 are presented within "Selected Financial Data of Aqua-Chem." The pro forma financial data for the twelve months ended December 31, 1997 was prepared using Aqua-Chem's historical results for the year then ended, adjusted to reflect the Management Buy-Out as if the Management Buy-Out had occurred on January 1, 1997. See footnote (a) to the Notes to Unaudited Pro Forma Consolidated Statements of Operations under "Unaudited Pro Forma Financial Data." See also "Business -- History" for further description of the Management Buy-Out. The pro forma financial data for the twelve months ended December 31, 1997 is discussed below in order to make comparisons to the year ended March 31, 1999.

RESULTS OF OPERATIONS

     Composition of net sales and gross margins for the Boiler Group and the F&M Business for the periods indicated is listed below, as well as additional financial data.

                                                   Pro Forma
                                                     Twelve                                           Three Months Ended
                                                     Months          Year             Year                 March 31,
                                                     Ended           Ended           Ended        --------------------------
                                                  December 31,     March 31,       March 31,         1997
                                                      1997           1999             2000        (Unaudited)        1998
                                                  ------------    ----------      ----------      ----------      ----------
                                                                                Dollars in Millions
Net sales:
  Boiler Group                                    $    154.9      $    186.1      $    185.6      $     27.3      $     28.1
  F&M Business                                          22.8            17.8            21.1             5.2             3.7
                                                  ----------      ----------      ----------      ----------      ----------

          Total                                   $    177.7      $    203.9      $    206.7      $     32.5      $     31.8
                                                  ==========      ==========      ==========      ==========      ==========

Gross margin:
  Boiler Group                                    $     41.7      $     43.5      $     43.9      $      6.9      $      7.4
  F&M Business                                           6.0             3.1             3.5             1.0             0.9
                                                  ----------      ----------      ----------      ----------      ----------

          Total                                   $     47.7      $     46.6      $     47.4      $      7.9      $      8.3
                                                  ==========      ==========      ==========      ==========      ==========

Selling, general and
 administrative expenses                          $     35.5      $     39.7      $     35.4      $      7.4      $      8.0
Restructuring charges                                     --             5.9             1.7              --              --
                                                  ----------      ----------      ----------      ----------      ----------

Operating income                                  $     12.2      $      1.0      $     10.3      $      0.5      $      0.3
                                                  ==========      ==========      ==========      ==========      ==========

Other income (expense), primarily
   interest                                       $     (5.1)     $    (12.3)     $    (15.0)     $     (0.1)     $     (1.4)
                                                  ==========      ==========      ==========      ==========      ==========

Loss on disposal of
   discontinued operations,
   net of tax benefits of
   $0, $0 $1.0, $0 and $0                                 --              --            (3.1)             --              --

Results of discontinued
   operations, net of tax
   benefits (expense) of,
   $0.1, $(0.2), $0, $0.1
   and $0                                         $     (1.2)     $      0.3      $     (1.4)     $     (0.2)     $      0.1
                                                  ==========      ==========      ==========      ==========      ==========

Net income (loss)                                 $      3.1      $     (8.4)     $     (8.2)     $      0.1      $     (0.7)
                                                  ==========      ==========      ==========      ==========      ==========

Fiscal Year Ended March 31, 2000 Compared To Fiscal Year Ended March 31, 1999

     Net Sales. Net sales from continuing operations for Fiscal 2000 increased $2.7 million (1.3%) to $206.7 million from $203.9 million.

     Boiler Group net sales for Fiscal 2000, which included a full year of results attributable to the NDC Acquisition as opposed to approximately nine months of activity in Fiscal 1999, declined by $.5 million (.3%). On a pro-forma basis, including NDC sales for the 3 months prior to the NDC Acquisition, the decline would have been $11.3 million (6.0%). This decline is primarily a result of soft orders during Fiscal 1999 and the first nine months of Fiscal 2000 for industrial watertube and firetube boilers and waste heat recovery systems.

     Net sales from the F&M Business increased $3.3 million (18.5%) in Fiscal 2000 to $21.1 million from $17.8 million due primarily to increases in its sales to the U.S. Army attributable to the F&M Business' involvement with the development of the TWPS units. The Company's pharmaceutical product line also realized increased net sales during the period resulting from an increased marketing emphasis toward this industry.

     During Fiscal 2000, the Company's backlog from continuing operations grew $21.7 million to $64.1 million at March 31, 2000 from $42.4 million at March 31, 1999. The backlog increased to $65.1 million at May 31, 2000. The Boiler Group's backlog increased $21.6 million to $58.7 million at March 31, 2000 from $37.1 million at March 31, 1999. The Boiler Group's backlog totaled $59.8 million at May 31, 2000. The F&M Business backlog increased slightly from $5.3 million at March 31, 1999 to $5.4 million at March 31, 2000. The F&M Business backlog totaled $5.3 million at May 31, 2000.

     Gross Margin. Total gross margin from continuing operations increased $.8 million (1.7%) in Fiscal 2000 to $47.4 million from $46.6 million. The gross margin percentage remained relatively flat at 22.9%.

     The Boiler Group's gross margin percentage increased in Fiscal 2000 to 23.7% from 23.4%. The Boiler Group's Fiscal 1999 gross margin percentage was negatively impacted by a $1.8 million increase in inventory value pursuant to the purchase accounting associated with the NDC Acquisition. Without this adjustment, the Boiler Group's gross margin percentage in Fiscal 1999 would have been 24.3%. Excluding this acquisition adjustment, the decrease in the Boiler Group's gross margin percentage is attributable to a changing sales mix more heavily weighted toward lower priced, lower margin products, pricing pressure due to the softness of the market, and manufacturing inefficiencies associated with the closure of the Greenville facility as well as learning curve inefficiencies at the facilities that started manufacturing the products previously built in Greenville.

     Gross margin from the F&M Business declined in Fiscal 2000 to 16.6% from 17.4% due primarily to the low margin earned on the TWPS development contract completed during the current period combined with learning curve inefficiencies associated with the deaerator product line previously manufactured at the Greenville facility. During the fourth quarter of Fiscal 2000, the Company decided to outsource a portion of its deaerator production and to relocate the remaining production to other Company-owned manufacturing facilities. Gross margin on the F&M Business'other product lines was higher than in the prior year due to increased selling prices and manufacturing improvements. Excluding the gross margin attributable to the TWPS development contract and the deaerator product line, gross margin earned by the F&M Business increased from 23.0% to 30.1%.

     Selling, General and Administrative Expense. Selling, general and administrative expense declined $4.3 million (11.0%) in Fiscal 2000 to $35.4 million from $39.7 million. The decrease was due to lower commission expense resulting from lower Boiler Group sales volume and to savings from restructuring actions undertaken during recent periods. The decrease was partially offset by the inclusion in Fiscal 2000 of a full year of expense attributable to the operations acquired in the NDC acquisition verses the inclusion of approximately nine months of such expense during Fiscal 1999. On a pro-forma basis, as if the NDC acquisition occurred on April 1,

1998 instead of June 23, 1998, Fiscal 1999 selling, general, and administrative expenses would have otherwise been $1.7 million higher in that year and the year to year decline in these expenses would have been $6.0 million.

     Restructuring Charges. The Company recorded restructuring charges of $5.9 million during Fiscal 1999 to accrue for the costs of the closure of the Greenville, MS facility and to implement additional restructuring actions deemed appropriate in light of a worldwide decline in demand for boiler equipment (the "1999 Restructuring Actions"). The provision for the Greenville, MS closure totaled $4.7 million and included $2.9 million to write down the value of certain fixed assets, $1.0 million for employee termination payments and $0.8 million for other costs related to closing the existing facility. The remaining $1.2 million related to employee termination payments, outplacement costs, and other related professional costs resulting from market related restructuring actions.

     In further response to worldwide market conditions and to better organize the Company to accommodate future business fluctuations, the Company implemented additional restructuring actions and, during Fiscal 2000, recorded $1.7 million of restructuring charges related to these matters. These charges consisted primarily of employee severance payments, outplacement costs, and other related professional costs.

     Operating Income. For the reasons set forth above, operating income increased $9.3 million in Fiscal 2000 to $10.3 million from $1.0 million in Fiscal 1999.

     Other Income/(Expense). Other expense increased by $2.7 million in Fiscal 2000 to $15.0 million from $12.3 million primarily as the result of increased interest expense. Interest expense was higher by $2.2 million in Fiscal 2000 primarily because the Company's $125 million of subordinated debt was outstanding for a full year in Fiscal 2000 verses approximately nine months during Fiscal 1999.

     Discontinued Operations. During the fourth quarter of Fiscal 2000, the Company recorded a pre-tax charge of $4.2 million related to its decision to exit the S&I Business. This charge included a pre-tax provision of $.7 million for anticipated operating losses during Fiscal 2001 until the S&I Business has completed its remaining contractual commitments, a $2.2 million pre-tax charge to reduce the carrying value of the S&I Business' assets (primarily goodwill and intangibles), $.6 million related to severance and outplacement costs, and $.7 million of other related costs. While the Company intends to fulfill those commitments of the S&I Business within one year, management will consider other more cost effective strategic alternatives as they arise during the year, including any opportunities to sell all or part of the discontinued business.

     During Fiscal 2000, the Company recognized a pre-tax loss of $1.8 million on the S&I Business' operations verses pre-tax income of $.4 million in Fiscal 1999. The decline in profitability was due primarily to a decline in volume and lower profitability on jobs as the result of poor market conditions.

     Earnings before Interest, Taxes, Depreciation and Amortization. The Company, in conjunction with the required accounting adjustments to disclose results of operations from discontinued operations separately from that of continuing operations, has recalculated its Earnings before Interest, Taxes, Depreciation and Amortization ("EBITDA") for each of the quarters of Fiscal 2000. EBITDA from continuing operations before restructuring expense was $2.6 million, $4.8 million, $5.7 million, and $4.9 million in the first through fourth quarters of Fiscal 2000.

     Management anticipates that EBITDA from continuing operations will continue to improve during Fiscal 2001. While no assurances of such improvements can be made, the Company believes that various business conditions which impact EBITDA from continuing operations have improved during the last year. Such conditions are exemplified in the higher backlog as of the date of this report as compared to one year ago, improving operating margins resulting from a stronger market, growing production efficiencies, product mix, and lean manufacturing techniques, and the benefit of the cost reduction efforts implemented over the last year. The Company cautions the reader, however, that events or business conditions may arise that could cause the Company's result to be worse than management's expectations. Such potential events or business conditions include, but are not limited to, the deteriorating economic conditions in some or all of the Company's worldwide markets or unfavorable developments in current or future litigation or related settlements thereof.


Year Ended March 31, 1999 Compared To Twelve Months Ended December 31, 1997 (Pro Forma)

     Net Sales. Net sales from continuing operations for Fiscal 1999 increased $26.2 million (14.8%) to $203.9 million from $177.7 million.

     The Boiler Group's net sales increased $31.2 million to $186.1 million from $154.9 million. This increase was attributable to the NDC acquisition, which occurred on June 23, 1998 and which contributed $46.4 million of net sales from the date of the acquisition until the end of the Fiscal year. Net sales of firetube, industrial watertube, and commercial watertube declined $9.7 million. The Company believes the declines were the result of the economic crisis in Asia and its effect on the domestic market. The decline in firetube boilers totaled $2.5 million and included reduced sales of premium firetube boilers by $7.1 million offset partially by increased sales of a newly introduced, baseline product. Net sales were also reduced by $6.0 million as the result of the Boiler Group's sale of its contract machining business in October 1997.

     The F&M Business' net sales decreased $5.0 million from $22.8 million to $17.8 million due primarily to declines in the Group's Navy and Bottled Water product lines offset partially by increases in the Group's Offshore Oil product line.

     Gross Margin. Gross margin from continuing operations decreased $1.1 million to $46.6 million in Fiscal 1999 from $47.7 million recorded in the comparable prior period, and the gross margin percentage declined to 22.8% from 26.8%.

     The Boiler Group's gross margin declined to 23.4% from 26.9%. The Boiler Group's Fiscal 1999 results were negatively impacted by a $1.8 million increase in inventory value pursuant to the purchase accounting associated with the NDC Acquisition. Excluding this adjustment, the Boiler Group's Fiscal 1999 gross margin would have been 24.3%. The Boiler Group's remaining decline is attributable primarily to the shift in firetube sales from the Company's premium product to the Company's baseline product as well as inefficiencies related to the closure of the Greenville facility.

     The F&M Business' gross margin declined from 26.3% to 17.4%. This decline was attributable primarily to manufacturing inefficiencies related to reduced production as well as depressed gross margins resulting from market related pricing pressure.

     Selling, General and Administrative Expenses. Selling, general and administrative expense increased $4.2 million (11.7%) in Fiscal 1999 to $39.7 million from $35.5 million. The NDC Acquisition in June 1998 increased selling, general and administrative expense by $5.2 million. This increase was partially reduced by lower commissions resulting from decreased volume and reduced bonus and profit sharing expense due to decreased profitability.

     Restructuring Charges. The Company recorded $5.9 million during Fiscal 1999 attributable to the 1999 Restructuring Actions. The Company recorded no restructuring charges during the twelve months ended December 31, 1997.

     Operating Income. For the reasons set forth above, operating income decreased $11.2 million in Fiscal 1999 to $1.0 million from 12.2 million. Excluding the $5.9 million in total restructuring charges, operating income decreased $5.3 million to $6.9 million in Fiscal 1999.

     Other Income (Expense). Other income (expense) for 1999 was an expense of $12.3 million as compared to an expense of $5.1 million for 1997. This difference of $7.2 million is due to higher interest expense as a result of the increased debt issued in conjunction with the subordinated debt offering. See "-- Liquidity and Capital Resources."

     Discontinued Operations. During Fiscal 1999, the Company recognized pre-tax income of $.4 million on the S&I Business' operations verses a pre-tax loss of $1.4 million during the 12 months ended December 31, 1997. The increase in profitability was due primarily to an increase in volume due to work performed on several large contracts.

Seven Months Ended July 31, 1997 And Five Months Ended December 31, 1997

     In addition to the comparative analysis of the pro forma operating results for the year ended December 31, 1997 presented above, the following paragraphs specifically address the actual results for the seven months ended July 31, 1997 and the five months ended December 31, 1997. As noted on the accompanying Selected Financial Data table, these periods have a different basis of accounting as a result of the Management Buy-Out effective on July 31, 1997.

     Net Sales and Gross Margin. Net sales and gross margin for the seven months ended July 31, 1997 were $93.3 million and $24.6 million, respectively. The net sales and gross margin for the five months ended December 31, 1997 were $84.4 million and $24.0 million, respectively. The gross margin as a percentage of net sales for those periods was 26.4% and 28.5%, respectively. The higher gross margin for the five month period of December 31, 1997 results from a better mix of products and higher production levels in that period.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the seven months ended July 31, 1997 and five months ended December 31, 1997 were $21.0 million and $15.6 million, respectively. This represents 22.5% and 18.5% as a percentage of net sales for the respective periods. The significantly higher costs as a percentage of sales in the seven months ended July 31, 1997, is attributable to higher information systems costs and travel expenses in the first seven months of the year. These amounts also include certain payments to management in conjunction with the Management Buy-Out of $1.3 million.

     Other Income. Other income (expense) for the seven months ended July 31, 1997 and the five months ended December 31, 1997 was expense of ($193) and ($2,300), respectively. The substantially higher expenses in the five months ended December 31, 1997 result primarily from the higher interest expense associated with the increased debt issued in conjunction with the Management Buy-Out.

     Discontinued Operations. The S&I Business recognized pre-tax losses of $1.0 million and $.3 million, repectively, during the seven months ended July 31, 1997 and five months ended December 31, 1997. The smaller loss during the five months ended December 31, 1997 was attributable to higher volume during that period.

Three Months Ended March 31, 1998 Compared To Three Months Ended March 31, 1997

     Net Sales. Net sales from continuing operations for the three month period ended March 31, 1998 decreased $.7 million (2.2%) to $31.8 million from $32.5 million. Net sales attributable to the Boiler Group increased $0.8 million (2.9%). The increased sales resulted from volume improvements for firetube boilers, commercial watertube boilers and parts and an increase in the Group's Mexico operation with an offsetting decrease resulting from the sale of the contract machining business in October, 1997 representing $1.7 million of the offsetting decrease. The F&M business' net sales decreased $1.5 million to $3.7 million, primarily due to low volume during the period in the Group's Navy product line.

     Gross Margin. Gross margin increased $0.4 million to $8.3 million from $7.9 million. The gross margin percentage improved to 26.0% from 24.3% primarily due to continued improvements in throughput at the Boiler Group's manufacturing facilities and improved Boiler Group aftermarket margin.

     Selling, General and Administrative Expenses. Selling, general and administrative expense increased $0.6 million to $8.0 million, primarily due to continued increased commissions earned by sales representatives from the higher sales volume and higher costs reported by the Boiler Group's Mexico operations resulting from consolidation of an additional month of operating results with Aqua-Chem. Selling, general and administrative expense as a percentage of net sales was 25.1% compared to 22.8% for the prior year period.

     Operating Income. For the reasons set forth above, operating income decreased $0.2 million, to $0.3 million from $0.5 million.

     Other Income (Expense). Other income (expense) for the three months ended March 31, 1998 was an expense of $1.4 million as compared to an expense of $0.1 million for the same period in 1997 with the increase due primarily to interest on debt issued in conjunction with the Management Buy-Out.

     Discontinued Operations. The S&I Business recognized pre-tax income of $.1 million in the three months ended March 31, 1998 verses a pre-tax loss of $.2 million during the three months ended March 31, 1997 primarily as the result of increased volume during the three months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was $2.7 million during Fiscal 2000 compared to cash used of $2.9 million during Fiscal 1999 and cash provided of $13.9 million during the 12 months ended December 31, 1997. The increase of $5.6 million during Fiscal 2000 was attributable primarily to improvement in billings and collections of accounts receivable and increases of trade accounts payable offset partially by increased interest payments. During Fiscal 2000, the Company made two interest payments on its subordinated debt whereas it made only one interest payment during Fiscal 1999 due to the timing of the debt issuance. The decrease during Fiscal 1999 as compared to the 12 months ended December 31, 1997 was also attributable to additional interest payments related to the Subordinated Notes plus an increase in accounts receivable due to slower collections at the locations acquired in the NDC Acquisition.

     Cash used in investing activities was $1.5 million for the year ended March 31, 2000, $51.8 million for the year ended March 31, 1999, and $51.3 million for the 12 months ended December 31, 1997. The Fiscal 1999 period included $48.5 million for the NDC Acquisition, and the twelve months ended December 31, 1997 included $52.1 million used for the Management Buy-Out. Capital expenditures during Fiscal 2000 were $4.1 as compared to $3.2 million during Fiscal 1999 and $3.2 million during the twelve months ended December 31, 1997. These expenditures relate primarily to ongoing maintenance and upgrades to Aqua-Chem's manufacturing equipment.

     Cash provided by financing activities was $.6 million and $55.4 million, respectively, during Fiscal 2000 and Fiscal 1999 and $40.7 million during the twelve months ended December 31, 1997. Fiscal Year 1999 included $125.0 million in proceeds from the Subordinated Notes issued in connection with the NDC Acquisition and repayments of $63.1 million, of which $60.1 million related to repayment of debt incurred as a result of the Management Buy-Out and $3.0 million related to the redemption for a portion of the Preferred A stock issued in connection with the Management Buy-Out. The twelve months ended December 31, 1997 included $65.6 million in proceeds from debt issued in connection with the Management Buy-Out and repayments of $26.0 million, of which $20.0 million related to repayment of debt outstanding at the time of the Management Buy-Out and $6.0 million related to repayment of debt incurred as a result of the Management Buy-Out.

BORROWING AVAILABILITY AND LIMITATIONS.

     The Company has a $45.0 million revolving credit facility that is secured by substantially all assets of the Company. Under the revolving credit facility, the Company is required to comply with covenants included in the agreement as amended. These covenants include a requirement to maintain a specified level of consolidated tangible net worth, a specified fixed charge coverage ratio, and a specified senior funded debt to consolidated EBITDA ratio. Effective March 31, 2000, the Company and its lenders amended the revolving credit facility to provide for a borrowing base calculation if the Company were to fall below EBITDA levels specified in the amendment. At March 31, 2000 and as of the date of this filing, the Company's actual EBITDA level exceeded those specified in the amendment and, as a result, no borrowing base limitation was in effect. As of May 31, 2000, under the amended revolving credit facility, the Company was eligible to borrow $40.8 million, had no borrowings against the facility, and had $6 million of invested cash. The Company intends to fund future working capital, capital expenditures and debt service requirements through cash flows generated from operating activities and, when necessary, from borrowings under the revolving credit facility.

     At March 31, 2000 the Company had $125 million of 11 1/4% Senior Subordinated Notes (the "Notes") outstanding under an Indenture dated June 23, 1998 (the "Indenture"). The Indenture generally prohibits the Company from incurring additional debt unless the Company satisfies certain requirements identified in the Indenture. At March 31, 2000, subject to other covenant limitations, the Company could have incurred approximately $77.3 million of additional indebtedness pursuant to the terms of the Indenture.

     The Company expects that its cash needs for debt service under the Indenture during Fiscal 2001 will be approximately $14.1 million. Mandatory repayments of the Company's outstanding indebtedness and mandatory redemptions of the Company's outstanding Series A Preferred Stock subsequent to March 31, 2000 are $1 million in each of Fiscal 2001 and 2002 and $125 million thereafter.

     The Company believes that its manufacturing facilities and computer software and hardware are generally adequate to meet projected needs. During the year ended March 31, 2001, the Company expects to make approximately $4 million of capital expenditures to be spent primarily at its manufacturing facilities on projects and equipment designed to improve quality and efficiency.

     Management believes that its existing cash resources, cash generated from operating activities, and its borrowing availability under the revolving credit facility will be adequate to cover the Company's working capital, debt service and capital expenditure requirements on a short and long term basis.

     At March 31, 2000, the Company had no material market risk exposure (e.g., interest rate risk, foreign currency exchange rate risk or commodity price risk).

STRATEGY

     The Board of Directors of the Company has in the past and may, from time to time in the future, consider a variety of strategic alternatives to maximize shareholder value for the holders of its common and preferred stock, including, but not limited to, the disposition of one or more of its business units, entering into partnerships, joint ventures or other strategic alliances or the pursuit of acquisitions within the industry it serves.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                INDEX TO FINANCIAL STATEMENTS OF AQUA-CHEM, INC.


                                                                                                         PAGE
                                                                                                         ----
Report of independent public accountants                                                                  20
Consolidated balance sheet as of March 31, 2000 and 1999                                                  21
Consolidated statement of operations for the years ended
  March 31, 2000 and 1999, the three months ended March 31, 1998, the five
  months ended December 31, 1997 and the seven months ended July 31, 1997                                 22
Consolidated statement of stockholders' equity for years ended March 31, 2000 and 1999, the three months ended March 31, 1998, the five months ended
  December 31, 1997 and the seven months ended July 31, 1997                                              23
Consolidated statement of cash flows for the years ended March 31, 2000 and
  1999, the three months ended March 31, 1998, the five months ended December
  31, 1997 and the seven months ended July 31, 1997                                                       24
Notes to consolidated financial statements                                                                25

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Board of Directors and
Shareholders of Aqua-Chem, Inc.:

     We have audited the accompanying consolidated balance sheets of Aqua-Chem, Inc. and subsidiaries as of March 31, 2000 and 1999 and the related consolidated statement of operations, stockholders' equity and cash flows for the years ended March 31, 2000 and 1999, the period from January 1, 1998 to March 31, 1998, the period from August 1, 1997 to December 31, 1997 and the period from January 1, 1997 to July 31, 1997. These financial statements and the supplemental schedule referred to below are the responsibility of Aqua-Chem's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aqua-Chem, Inc. and subsidiaries as of March 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended March 31, 2000 and 1999, the period from January 1, 1998 to March 31, 1998, the period August 1, 1997 to December 31, 1997 and the period from January 1, 1997 to July 31, 1997, in conformity with accounting principles generally accepted in the United States.

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




ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin
April 28, 2000 (except with respect to the matter discussed in Note 8, as to which the date is June 27, 2000)

                                 AQUA-CHEM, INC.

                           CONSOLIDATED BALANCE SHEET
                  (DOLLARS IN THOUSANDS; EXCEPT PER SHARE DATA)


                                                                      March 31,      March 31,
                                      ASSETS                            2000           1999
                                                                     ---------      ---------
Current assets:
  Cash and cash equivalents                                          $   7,326      $   5,498
  Accounts receivable, less allowances of $830 and $848 at
    March 31, 2000 and 1999, respectively                               36,870         37,927
  Revenues in excess of billings                                         6,939          4,631
  Inventories                                                           26,063         25,702
  Deferred income taxes                                                  6,230          6,438
  Prepaid expenses and other current assets                              1,727          5,788
                                                                     ---------      ---------

Total current assets                                                    85,155         85,984
Property, plant and equipment - net                                     32,576         35,859
Intangible assets, less accumulated amortization of $2,522
  and $1,228 at March 31, 2000 and 1999, respectively                   37,373         36,156
Deferred income taxes                                                    7,498          3,304
Other assets                                                             6,987          8,053
                                                                     ---------      ---------

TOTAL ASSETS                                                         $ 169,589      $ 169,356
                                                                     =========      =========

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Short-term borrowings                                              $     500      $      --
  Accounts payable-
    Trade                                                               15,637         13,993
    Other                                                                5,547          4,314
  Billings in excess of revenues                                         4,463          3,344
  Compensation and profit sharing                                        3,509          3,910
  Accrued restructuring                                                  1,406          2,531
  Accrued interest                                                       3,591          3,516
  Net (assets) liabilities of discontinued operations                    3,445         (3,517)
  Other accrued expenses                                                10,767         12,280
                                                                     ---------      ---------

Total current liabilities                                               48,865         40,371
Long-term debt                                                         125,189        125,000
Other long-term liabilities                                              5,399          5,480
                                                                     ---------      ---------

Total other liabilities                                                130,588        130,480
Minority interest                                                          602            486
Preferred stock with mandatory redemption provisions,
  maximum redemption value in aggregate of $12,255
  at March 31, 2000 and 1999                                             4,970          4,944
Stockholders' equity:
  Common stock, $.01 par value. Authorized 2,000,000 shares;
    issued and outstanding 1,000,000 shares at March 31,
    2000 and 1999                                                           10             10
  Additional paid-in capital                                                90             90
  Retained earnings (deficit)                                          (15,684)        (7,050)
  Accumulated other comprehensive income                                   148             25
                                                                     ---------      ---------

Total stockholders' equity (deficit)                                   (15,436)        (6,925)
                                                                     ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                 $ 169,589      $ 169,356
                                                                     =========      =========

        The accompanying notes to consolidated financial statements are an integral part of this statement.

                                 AQUA-CHEM, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (DOLLARS IN THOUSANDS; EXCEPT PER SHARE DATA)

                                                                                                          Pre-Buy-Out
                                                                                                            Basis of
                                                         Post-Buy-Out Basis of Accounting                  Accounting
                                          ------------------------------------------------------------    ------------
                                              Year            Year         January 1       August 1         January 1
                                              Ended          Ended             to             to               to
                                            March 31,       March 31,       March 31,     December 31,      July 31,
                                              2000            1999            1998            1997            1997
                                          ------------    ------------    ------------    ------------    ------------
Net sales                                 $    206,657    $    203,943    $     31,821    $     84,384    $     93,281
Cost of goods sold                             159,251         157,358          23,543          60,333          68,632
                                          ------------    ------------    ------------    ------------    ------------
 Gross margin                                   47,406          46,585           8,278          24,051          24,649
Costs and expenses:
  Selling, general and
  administrative                                35,334          39,681           7,978          15,642          20,980
  Restructuring charges                          1,738           5,881              --              --              --
                                          ------------    ------------    ------------    ------------    ------------
                                                37,072          45,562           7,978          15,642          20,980
                                          ------------    ------------    ------------    ------------    ------------

Operating income                                10,334           1,023             300           8,409           3,669
Other income (expense):
  Interest income                                  160             500             148             202             450
  Interest expense                             (15,047)        (12,842)         (1,463)         (2,559)           (753)
  Other, net                                      (124)             62             (69)             57             110
                                          ------------    ------------    ------------    ------------    ------------
                                               (15,011)        (12,280)         (1,384)         (2,300)           (193)
                                          ------------    ------------    ------------    ------------    ------------
Income (loss) from continuing
   operations before income
   taxes, minority interest and
   extraordinary charge                         (4,677)        (11,257)         (1,084)          6,109           3,476
Income tax expense (benefit)                    (1,352)         (4,088)           (365)          2,416             421
Minority interest in earnings
 of consolidated subsidiary                        376             300              72             174             171
                                          ------------    ------------    ------------    ------------    ------------
Income (loss) from continuing
    operations before
    extraordinary charge                        (3,701)         (7,469)           (791)          3,519           2,884
Discontinued operations:
   Income (loss) from
   discontinued operations, net
   of tax benefits (expense)
   of $846, $(169), $(28), $127, and
   $0, respectively                             (1,395)            280              46            (210)         (1,030)
   Loss on disposal, net of tax benefit of
   $ 1,030                                      (3,127)             --              --              --              --
                                          ------------    ------------    ------------    ------------    ------------
Income (loss) before extraordinary
   charge                                       (8,223)         (7,189)           (745)          3,309           1,854
Extraordinary charge for early
   retirement of debt, net of tax
   benefit of $840                                  --          (1,260)             --              --              --
                                          ------------    ------------    ------------    ------------    ------------
Net income (loss)                         $     (8,223)   $     (8,449)   $       (745)   $      3,309    $      1,854
                                          ============    ============    ============    ============    ============
Preferred stock dividends                          411             750             155             260              --
                                          ------------    ------------    ------------    ------------    ------------
Net income (loss) applicable to
   common stock                           $     (8,634)   $     (9,199)   $       (900)   $      3,049    $      1,854
                                          ============    ============    ============    ============    ============
PER SHARE DATA:
Basic:
  Income (loss) from continuing
     operations before extraordinary
     charge                               $      (4.11)   $      (8.22)   $      (0.95)   $       3.26              NA
  Income (loss) from
     discontinued operations                     (1.39)           0.28            0.05           (0.21)             NA
  Loss on disposal of business                   (3.13)             --              --              --              NA
                                          ------------    ------------    ------------    ------------    ------------
  Income (loss) before
    extraordinary charge                         (8.63)          (7.94)          (0.90)           3.05              NA
  Extraordinary charge                              --           (1.26)             --              --              NA
                                          ------------    ------------    ------------    ------------    ------------
  Income (loss) per common
    share                                 $      (8.63)   $      (9.20)   $      (0.90)   $       3.05              NA
                                          ============    ============    ============    ============    ============
Diluted:
   Income (loss) from continuing
     operations before
     extraordinary charge                 $      (4.11)   $      (8.22)   $      (0.95)   $       2.80              NA
  Income (loss) from
    discontinued operations                      (1.39)           0.28            0.05           (0.21)             NA
  (Loss) on disposal of business                 (3.13)             --              --              --              NA
                                          ------------    ------------    ------------    ------------    ------------
  Income (loss) before
    extraordinary charge                         (8.63)          (7.94)          (0.90)           2.59              NA
  Extraordinary charge                              --           (1.26)             --              --              NA
                                          ------------    ------------    ------------    ------------    ------------
Diluted net income (loss) per
  share                                   $      (8.63)   $      (9.20)   $      (0.90)   $       2.59              NA
                                          ============    ============    ============    ============    ============

        The accompanying notes to consolidated financial statements are an integral part of this statement.

                                 AQUA-CHEM, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                               Accumulated
                                                Common Stock         Additional    Retained       Other
                                          ----------------------      Paid-In      Earnings    Comprehensive   Comprehensive
                                             Shares       Amount      Capital      (Deficit)   Income (Loss)  Income (Loss)
                                          ----------    ----------    ----------    ----------  ------------   ------------
PRE-BUY-OUT BASIS OF ACCOUNTING
Balance at December 31, 1996                   1,300    $        1    $   36,924    $    4,445    $   (1,410)
  Net income                                      --            --            --         1,854            --    $    1,854
  Translation adjustment                          --            --            --            --          (404)         (404)
                                                                                                                ----------

     Total                                                                                                      $    1,450
                                          ----------    ----------    ----------    ----------    ----------    ==========

Balance at July 31, 1997                       1,300    $        1    $   36,924    $    6,299    $   (1,814)
                                          ==========    ==========    ==========    ==========    ==========

POST-BUY-OUT BASIS OF ACCOUNTING
Balance at July 31, 1997                       1,300    $        1    $   36,924    $    6,299    $   (1,814)
   Cancellation of former equity and
     elimination of retained earnings
     and cumulative translation
     adjustment                               (1,300)           (1)      (36,924)       (6,299)        1,814
   Issuance of new common stock            1,000,000            10            90            --            --
   Preferred stock dividends accrued              --            --            --          (260)           --
   Net income                                     --            --            --         3,309            --    $    3,309
   Translation adjustment                         --            --            --            --            56            56
                                                                                                                ----------

      Total                                                                                                     $    3,365
                                          ----------    ----------    ----------    ----------    ----------    ==========

Balance at December 31, 1997               1,000,000    $       10    $       90    $    3,049    $       56
  Preferred stock dividends
    accrued                                       --            --            --          (155)           --
  Net loss                                        --            --            --          (745)           --    $     (745)
  Translation adjustment                          --            --            --            --            25            25
                                                                                                                ----------

     Total                                                                                                     $     (720)
                                          ----------    ----------    ----------    ----------    ----------    ==========

Balance at March 31, 1998                  1,000,000    $       10    $       90    $    2,149    $       81
  Preferred stock dividends
    accrued                                       --            --            --          (750)           --
  Net loss                                        --            --            --        (8,449)           --    $   (8,449)
  Translation adjustment                          --            --            --            --           (56)          (56)
                                                                                                                ----------

     Total                                                                                                      $   (8,505)
                                          ----------    ----------    ----------    ----------    ----------    ==========

Balance at March 31, 1999                  1,000,000    $       10    $       90    $   (7,050)   $       25
  Preferred stock dividends
    accrued                                       --            --            --          (411)           --
  Net loss                                        --            --            --        (8,223)           --    $   (8,223)
  Translation adjustment                          --            --            --            --           123           123
                                                                                                                ----------

     Total                                                                                                      $   (8,100)
                                          ----------    ----------    ----------    ----------    ----------    ==========

Balance at March 31, 2000                  1,000,000    $       10    $       90    $  (15,684)   $      148
                                          ==========   ===========    ==========    ==========    ==========



        The accompanying notes to consolidated financial statements are an integral part of this statement.

                                 AQUA-CHEM, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                                   Pre-Buy-Out
                                                        Post-Buy-Out Basis of Accounting             Basis of
                                                ------------------------------------------------    Accounting
                                                   Year         Year      January 1                 January 1,
                                                  Ended        Ended         to       August 1 to       To
                                                 March 31,    March 31,   March 31,  December 31,    July 31,
                                                   2000         1999        1998         1997          1997
                                                ----------   ----------   ---------  ------------  -----------
Cash flows from operating activities:
  Net income (loss)                             $  (8,223)   $  (8,449)   $    (745)   $   3,309    $   1,854
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating
    activities:
    Depreciation and amortization                   5,913        5,285          654        1,260        1,620
    Deferred tax (benefit) expense                 (2,027)      (3,471)         979       (1,657)          --
    Minority interest in earnings of
      consolidated subsidiary                         376          300           72          174          171
    (Income) Loss from discontinued operations,
      net                                           4,522         (280)         (46)         210        1,030
    Extraordinary loss, after tax                      --        1,260           --           --           --
    Restructuring charge, net of cash expended
       of $2,863 and $450, respectively            (1,125)       5,431           --           --           --
    Increase (decrease) in cash due to changes in:
      Accounts receivable                           1,057       (3,540)       8,054       (4,611)       4,010
      Revenues in excess of billings               (2,308)      (1,534)         484        1,719       (1,741)
      Inventories                                    (361)       9,768       (3,595)       3,473       (1,948)
      Prepaid expenses and other current assets     1,906       (1,093)         138         (332)        (623)
      Accounts payable - trade                      1,644          159          235       (1,486)       2,056
      Accounts payable - other                      1,233        1,791       (2,954)         509       (1,848)
      Billings in excess of revenues                1,119       (4,204)         388       (1,570)       1,230
      Accrued expenses and other current
        liabilities                                (1,922)      (1,525)      (7,201)       3,947         (710)
      Other, net                                      888       (2,839)      (3,026)       4,311         (498)
                                                ---------    ---------    ---------    ---------    ---------
        Total adjustments                          10,915        5,508       (5,818)       5,947        2,749
                                                ---------    ---------    ---------    ---------    ---------

Net cash provided by (used in) operating
  activities                                        2,692       (2,941)      (6,563)       9,256        4,603
Cash flows from investing activities:
  Management Buy-Out of Aqua-Chem, Inc                 --           --           --      (52,102)          --
  Purchase of National Dynamics Corporation            --      (48,500)          --           --           --
  Proceeds from sales of property, plant and
    equipment and other assets                      1,499        1,057           11        2,000           73
  Additions to property, plant and equipment       (4,077)      (3,172)        (577)      (1,192)      (2,051)
  Additions to intangibles                         (1,267)      (1,239)          --           --         (160)
  Proceeds from notes receivable                    2,380          100           --          650        1,511
                                                ---------    ---------    ---------    ---------    ---------

Net cash used in investing activities              (1,465)     (51,754)        (566)     (50,644)        (627)
Cash flows from financing activities:
  Issuance of Notes                                    --      125,000           --           --           --
  Proceeds from debt                                  689           --           --       65,573          118
  Net principal payments on debt                       --      (60,063)         (51)     (26,016)        (112)
  Issuance of common stock                             --           --           --          100           --
  Issuance of warrants                                 --           --           --          433           --
  Issuance of preferred stock                          --           --           --        2,655           --
  Redemption of Series A Preferred Stock               --       (3,000)          --           --           --
  Deferred financing costs                             --       (6,159)          --       (2,030)          --
  Dividends paid                                      (88)        (341)          --           --           --
                                                ---------    ---------    ---------    ---------    ---------
Net cash provided by (used in) financing
  activities                                          601       55,437          (51)      40,715            6
Net increase (decrease) in cash and cash
  equivalents                                       1,828          742       (7,180)        (673)       3,982
Cash and cash equivalents at beginning of period    5,498        4,756       11,936       12,609        8,627
                                                ---------    ---------    ---------    ---------    ---------
Cash and cash equivalents at end of period      $   7,326    $   5,498    $   4,756    $  11,936    $  12,609
                                                =========    =========    =========    =========    =========

Cash paid during the period for:
  Interest                                      $  14,178    $   8,843    $   1,427    $   2,513    $     658
                                                =========    =========    =========    =========    =========
  Taxes                                         $      12    $     218    $   1,825    $   1,214    $      11
                                                =========    =========    =========    =========    =========
Details of Acquisition of National Dynamics
  Corporation and Management Buy-Out:
  Fair value of assets acquired                 $      --    $  38,487           --    $ 116,058           --
  Goodwill                                             --       27,351           --        9,689           --
  Liabilities assumed                                  --      (17,338)          --      (69,196)          --
  Issuance of Series A Cumulative Preferred
    Stock                                              --           --           --       (4,449)          --
                                                ---------    ---------    ---------    ---------    ---------

  Cash paid for assets                          $      --    $  48,500    $      --    $  52,102    $      --
                                                =========    =========    =========    =========    =========

        The accompanying notes to consolidated financial statements are an integral part of this statement.

                                 AQUA-CHEM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS; EXCEPT PER SHARE DATA)

NOTE 1: MANAGEMENT BUY-OUT AND NDC ACQUISITION

         On July 31, 1997, Aqua-Chem, Inc. ("OLDCO") entered into a definitive merger agreement with A-C Acquisition Corp. ("A-C Acquisition"), a 100% owned subsidiary of Rush Creek LLC ("Rush Creek"). Rush Creek is a Limited Liability Company owned by certain management of OLDCO and Whitney Equity Partners, L.P. Also on July 31, 1997, pursuant to the merger, A-C Acquisition Corp. acquired the assets of OLDCO (the "Management Buy-Out") for $125,747, which included $69,196 of liabilities assumed and $5,000 of Series A Cumulative Preferred Stock issued to the sellers. The amount paid or assumed does not include contingent consideration attached to the Series B Cumulative Preferred Stock to be paid to the sellers based on cumulative earnings of certain operations of OLDCO subsequent to the Management Buy-Out. Maximum additional consideration is $7,500 and will be settled as part of the Series B Cumulative Preferred Stock as discussed in Note 11.

         Concurrently with the Management Buy-Out, A-C Acquisition amended its certificate of incorporation to change its name to Aqua-Chem, Inc., (hereinafter referred to as "Aqua-Chem"). The Management Buy-Out was accounted for using the purchase method of accounting. The total purchase cost was allocated first to the identified tangible and intangible assets and liabilities of OLDCO based upon their respective fair values, with the remainder of $9,689 being allocated to goodwill, which is being amortized on a straight-line basis over 40 years.

         Prior to the Management Buy-Out, OLDCO was an 80% owned subsidiary of Lyonnaise American Holding, Inc.

         On June 23, 1998, Aqua-Chem acquired substantially all of the assets of National Dynamics Corporation ("NDC") for $65,838, which included $17,338 of liabilities assumed and now conducts NDC's former operations as part of its Boiler Group. The acquisition was accounted for using the purchase method of accounting. The total purchase cost was allocated first to identified tangible assets and liabilities based upon their respective fair values, with the remainder of $27,351 being allocated to goodwill, which is being amortized on a straight-line basis over 40 years.

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

                                         YEAR         JANUARY 1
                                        ENDED             TO          YEAR ENDED
                                       MARCH 31,       MARCH 31,     DECEMBER 31,
                                         1999            1998            1997
                                     ------------    ------------    ------------
Net sales                                 213,571          44,466         235,771
Income (loss) before extraordinary
  item and discontinued operations         (8,353)           (789)          5,256
Net income (loss) applicable to
  common shares                           (10,087)           (898)          3,629
Basic earnings (loss) per common
  share                                    (10.09)          (0.90)           3.63
Diluted earnings (loss) per common
  share                                    (10.09)          (0.90)           3.63

         The above pro forma financial information is prepared in accordance with generally accepted accounting principles and is not necessarily indicative of either the results of operations that would have occurred had the Management Buy-Out or the acquisition of NDC been effective at the dates assumed above or of future operations of Aqua-Chem.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

 (a) Basis of Presentation

         The consolidated financial statements for the period from January 1, 1997 to July 31, 1997 were prepared using OLDCO's historical basis of accounting (the "pre-buy-out basis of accounting"). The consolidated financial statements for the years ended March 31, 2000 and 1999 and the periods January 1, 1998 to March 31, 1998 and August 1, 1997 to December 31, 1997 were prepared under a new basis of accounting that reflects the fair values of assets acquired and liabilities assumed, the related financing costs and all debt incurred in connection with the acquisition of OLDCO by Aqua-Chem (the "post-buy-out basis of accounting"). Accordingly, the accompanying financial statements are not comparable in all material respects since those financial statements report financial position, results of operations, and cash flows of two separate entities.

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

         Inventories consist of the following:

                                     MARCH 31,    MARCH 31,
                                       2000         1999
                                    ----------   ----------
Raw materials and work-in-process   $   20,813   $   20,632
Finished goods                           5,250        5,070
                                    ----------   ----------
Total inventories                   $   26,063   $   25,702
                                    ==========   ==========

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

         Effective with the Management Buy-Out, property, plant, and equipment were adjusted to estimated fair values and are being depreciated on a straight-line basis. The lives used for depreciation calculations are as follows: 20 years for buildings and building improvements; 3 to 15 years for machinery and equipment; and 3 to 10 years for furniture and fixtures. Leasehold improvements are depreciated over the term of the related lease. Depreciation expense totaled $4,545, $4,313, $581, $971, and $1,564, for the years ended March 31, 2000 and 1999, the period

January 1 to March 31, 1998, the period August 1 to December 31, 1997, and the period January 1 to July 31, 1997, respectively.

 (e) Goodwill and Intangible Assets

         Goodwill is being amortized on a straight-line basis over 40 years. At March 31, 2000 and 1999, goodwill totaled $34,012 and $34,920, respectively, net of accumulated amortization of $1,879 and $971, respectively. Amortization expense totaled $908, $718, $52 and $201, for the years ended March 31, 2000 and 1999, the period January 1 to March 31, 1998, and the period August 1, 1997 to December 31, 1997, respectively.

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

         Prior to August 1, 1997, intangible assets, principally licenses and technology, were carried at cost, less allowances for amortization. Amortization of intangible assets was provided on the straight-line basis over the estimated useful lives of the respective assets.

         Effective with the Management Buy-Out, intangible assets were adjusted to estimated fair values and are being amortized on a straight-line basis over estimated useful lives ranging from 5 to 17 years. At March 31, 2000 and 1999, intangibles totaled $3,361 and $1,236, respectively, net of accumulated amortization of $643 and $257, respectively. Amortization expense totaled $386, $217, $24, $40, and $56, for the years ended March 31, 2000 and 1999, for the period January 1 to March 31, 1998, for the period August 1 to December 31, 1997, and for the period January 1 to July 31, 1997, respectively.

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

         Prior to the Management Buy-Out, Aqua-Chem filed a consolidated United States corporate income tax return with Lyonnaise American Holding, Inc. (Parent). The tax liability was calculated consistent with the provisions of a 1984 tax allocation agreement with the Parent which provided for the allocation of income tax expense (benefit) based principally on a consolidated return basis.

 (g) Revenue Recognition

         Aqua-Chem recognizes revenue utilizing the completed contract method of accounting, except for certain contracts meeting the criteria for percentage of completion revenue recognition under Statement of Position ("SOP") No. 81-1. For those contracts under the completed contract method, revenue is recognized upon shipment of the finished product to the customer. Under the percentage of completion method, earned revenue is based on the percentage that incurred costs to date bear to estimates of total costs. The cumulative impact of revisions in total cost estimates during the progress of work is reflected in the year in which these changes become known. Earned revenue reflects the original contract price adjusted for agreed upon change order revenue, if any. Losses expected to be incurred on jobs in process, after consideration of estimated recoveries on change orders, are charged to operations as soon as such losses are known. Progress billings in accounts receivable are currently due. Estimated revenues in excess of progress billings and billings in excess of estimated revenues are disclosed in Note 5.

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

 (h) Retainages

         Retainages are unpaid amounts due in accordance with the specific terms of boiler contracts. Certain contracts provide for a percentage of the total billing price to be retained by the customer until final acceptance of the product. The amount of retainages included in Aqua-Chem's accounts receivable balance was $66 and $2,241 at March 31, 2000 and 1999, respectively.

 (i) Foreign Currency Translation

         All assets and liabilities of foreign subsidiaries are translated at the exchange rate prevailing at the balance sheet date and all income and expense accounts are translated at the average exchange rate in effect during the year. Translation adjustments are accumulated as a component of accumulated other comprehensive income (loss) or directly to the consolidated statement of operations for those countries whose currency has been classified as highly inflationary. Foreign exchange transaction gains(losses) were not material for the periods presented in the consolidated statement of operations.

 (j) Commissions Payable

         Aqua-Chem's domestic and international sales representatives sell products on a commission basis. The related commissions payable were $3,598 and $2,630 at March 31, 2000 and 1999, respectively, and are included in accounts payable-other.

 (k) Start-Up Accrual

         Included in the sales price of Aqua-Chem's products is an estimated future cost to prepare the product for use. These future costs, referred to as start-up costs, are accrued by Aqua-Chem at the time of sale. When the customer is ready for start-up, the service is requested through the sales representative who performs the necessary work to prepare the product for use. The sales representative then bills Aqua-Chem for the cost of the work performed. At March 31, 2000 and 1999, Aqua-Chem had accrued $2,571 and $3,210, respectively, for future start-up costs, which are included in accrued expenses.

 (l) Warranty Costs

         Aqua-Chem accrues estimated warranty costs at the same time revenues are recognized. Reserves for warranty costs were $3,432 and $3,022 at March 31, 2000 and 1999, respectively, and are included in accrued expenses.

 (m) Research and Development

         Research and development costs are expensed as incurred and are included in selling, general, and administrative expenses. Research and development expense totaled $1,647, $1,845, $358, $627, and $847, for the years ended March 31, 2000 and

1999, the period January 1 to March 31, 1998, the period August 1 to December 31, 1997, and the period January 1 to July 31, 1997, respectively.

 (n) Advertising

         Advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Advertising expense totaled $816, $982, $276, $354 and $561, for the years ended March 31, 2000 and 1999, the period January 1 to March 31, 1998, the period August 1 to December 31, 1997, and the period January 1 to July 31, 1997, respectively.

 (o) Cash Equivalents

         For purposes of the consolidated statement of cash flows, Aqua-Chem considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

 (p) Fair Value of Financial Instruments

         The carrying amounts of financial instruments approximate fair value due to the short maturity of these instruments unless otherwise stated. The carrying amounts of short-term borrowings approximate fair value because their stated interest rates approximate current rates for similar instruments with similar maturities as of March 31, 2000 and 1999. At March 31, 2000, the Company's unsecured senior subordinated notes were bid at 56%. Based on this information, management believes the fair value of the Senior Notes is approximately $70 million versus a carrying value of $125 million (see Note 9).

 (q) New Accounting Pronouncements

         Effective December 31, 1997, Aqua-Chem adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This statement establishes standards for reporting and display of comprehensive income which includes foreign currency translation adjustments. SFAS No. 130 requires that an enterprise classify items of other comprehensive income by their nature in a financial statement for the period in which they are recognized. Aqua-Chem has chosen to disclose comprehensive income in the Consolidated Statement of Stockholders' Equity. Accumulated other comprehensive income at March 31, 2000 and 1999 is comprised of only foreign currency translation adjustments. Prior years have been restated to conform to the SFAS No. 130 requirements.

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

 (r) Reclassifications

         Certain prior period amounts as originally reported have been reclassified to conform with the 2000 presentation.

 (s) Extraordinary Charge

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

         The Company's condensed unaudited operating results for the three months ended March 31, 1997 are as follows:

Net sales                                                            $ 32,500
Costs of goods sold                                                    24,547
                                                                     --------

Gross margin                                                            7,953
Selling, general and administrative expenses                            7,437
                                                                     --------

Operating income                                                          516
Other expense                                                            (107)
                                                                     --------

Income from continuing operations before income taxes and
minority interest                                                         409
Income tax expense                                                         48
Minority interest                                                          55
                                                                     --------

Income from continuing operations                                         306
                                                                     --------

Discontinued operations, net of tax benefit of $0                        (247)
                                                                     --------

Net income                                                           $     59
                                                                     ========

NOTE 3: DISCONTINUED OPERATIONS

         During the fourth quarter of Fiscal 2000, the Company decided to exit the S&I Business and has adjusted its reporting for all periods to reflect this business as a discontinued operation.

         The Company intends to complete all active contracts of the S&I Business and to fulfill its commitments for warranty service, payments to vendors, and all other appropriate liabilities. While the Company intends to fulfill those commitments of the S&I Business within one year, management will consider other more cost effective strategic alternatives as they arise during the year, including any opportunities to sell all or part of the discontinued business.

         During the fourth quarter of Fiscal 2000, the Company recorded a pre-tax charge of $4,157 related to this plan. This charge included a pre-tax provision of $700 for anticipated operating losses during Fiscal 2001 until the orderly completion of contracts in the backlog is complete, a $2,208 pre-tax charge to write down the carrying value of the S&I Business' assets (primarily goodwill and intangibles), $594 related to severance and outplacement costs, and $655 of other related costs.

         In accordance with its treatment of the S&I Business as a discontinued operation, the Company has separately delineated the net liabilities (assets) and net operating results of the S&I Business on both its Consolidated Balance Sheet and its Consolidated Statement of Operations. The following tables present certain additional financial information with respect to the S&I Business:

                                                  Year
                                                  Ended
                                                March 31,
                                                  2000
                                               ----------
Net sales                                      $   10,726
Cost of goods sold                                  8,636
                                               ----------

Gross margin                                        2,090
Selling, general and administrative expenses        4,331
                                               ----------

Operating loss                                     (2,241)
Income tax benefit                                    846
                                               ----------

Net loss                                       $   (1,395)
                                               ==========

                                               Balance
                                                 at
                                              March 31,
                                                2000
                                             ----------
Accounts receivable                          $    1,012
Revenues in excess of billing                       597
Other assets                                        213
Accounts payable, trade                          (1,368)
Accrued warranty                                 (1,057)
Accrued exit costs                               (1,494)
Other liabilities                                (1,348)
                                             ----------

Net liabilities of discontinued operations   $   (3,445)
                                             ==========

NOTE 4: RESTRUCTURING CHARGES

         During 1996, Aqua-Chem adopted a restructuring plan ("1996 Plan") focused on improving overall performance and profitability. The 1996 Plan included an early retirement program for 47 salaried individuals and certain organizational changes within its operating units. As a result, a restructuring charge of $5,038 was recorded in 1996.

         A summary of restructuring activity for the 1996 Plan is as follows:

                                               1996 Activity                         1997 Activity
                                -------------------------------------------   ----------------------------
                                                                Balance at                     Balance at
                                   Initial                     December 31,                     July 31,
                                   Charges     Expenditures        1996       Expenditures        1997
                                ------------   ------------    ------------   ------------    ------------
Employee termination benefits   $      3,045   $     (1,915)   $      1,130   $       (588)   $        542
Professional services                  1,993         (1,993)             --             --              --
                                ------------   ------------    ------------   ------------    ------------

          Total restructuring
            reserve             $      5,038   $     (3,908)   $      1,130   $       (588)   $        542
                                ============   ============    ============   ============    ============

         On June 25, 1998 the Board of Directors approved a plan of closure for the Greenville, Mississippi facility ("1998 Plan"). As a result, the Company recorded a restructuring charge of $4,720 to operations in June 1998. The production historically performed at the facility has been transferred to other Company facilities or outsourced. The plant closed in June 1999, resulting in the elimination of 149 positions.

         The Company transferred some of the fixed assets from the Greenville facility to other facilities, sold other fixed assets and will sell or dispose of the remaining assets. Approximately $2,900 of the restructuring charge was for the recognition of the estimated impairment of assets at the Greenville facility as a direct result of its closure. The valuation adjustment to reflect this impairment was based upon the estimated fair value of the assets at the date of commitment as compared to the carrying value of the assets. A charge of $955 was for employee termination payments representing the employee cash severance costs to reduce personnel as a result of the closure of the Greenville facility. These termination payments included the cost of severance and contractual benefits in accordance with collective bargaining arrangements and Company policy. The remaining charge of $865 included facility exit costs, such as employee costs associated with the plant closure that were incurred after operations ceased and the disposal of other plant-related assets not included in property, plant and equipment.

         An analysis of Aqua-Chem, Inc.'s 1998 Plan is summarized in the table below:

                                                                   Balance at                     Balance at
                                       1998         Reserves        March 31,      Reserves        March 31,
                                       Plan         Utilized          1999         Utilized          2000
                                   ------------   ------------    ------------   ------------    ------------
Writedown of property, plant and
   equipment                       $      2,900   $     (2,900)   $         --   $         --    $         --
Employee termination payments               955           (129)            826           (826)             --
Costs related to closing the
   existing facility                        865             --             865           (471)            394
                                   ------------   ------------    ------------   ------------    ------------

Total restructuring                $      4,720   $     (3,029)   $      1,691   $     (1,297)   $        394
                                   ============   ============    ============   ============    ============

         During Fiscal 2000, the Company also recognized $313 of relocation charges resulting from the Greenville facility closure which, under generally accepted accounting principles, could not be accrued as part of the 1998 Plan. In March 2000, the Company determined that its remaining costs associated with the 1998 Plan would be lower than originally anticipated and reduced the restructuring reserve attributable to the 1998 Plan by $250. This reduction is reflected in the above table as reserves utilized during Fiscal 2000.

         In January 1999, Aqua-Chem recognized a restructuring charge of $1,161 ("1999 Plan"). The charge for the 1999 Plan consisted of employee termination payments associated with the termination of 35 personnel. These termination payments included the cost of severance and outplacement services. As of March 31, 1999, the Company had utilized $321 of this reserve. During Fiscal Year 2000, the Company utilized $703 of this reserve, leaving a balance of $137.

         In April 1999, Aqua-Chem recognized a restructuring charge of $240 consisting of payments associated with the termination of 23 personnel. These termination payments include the cost of severance and outplacement services. In September 1999, the Company recognized an additional charge of $594 consisting of $367 for employee termination payments associated with the termination of an additional 11 personnel and $227 for incremental contractual payments as a result of the restructuring plan. In October, 1999, Aqua-Chem recognized a restructuring charge of $905 for additional employee termination payments and other related costs. In March 2000, the Company decided to relocate its deaerator production from its Knoxville, Tennessee facility and to perform other restructuring actions at that facility designed to improve the efficiency and profitability of that facility. The Company recognized a restructuring charge of $250 associated with this action consisting primarily of severance payments, outplacement costs, and other related costs associated with this plan. As of March 31, 2000, the Company had utilized $1,114 of these reserves, leaving a balance of $875.

         The Company expects to fund the cash requirements of these plans with cash flows from operations and, if necessary, additional borrowings under the Company's existing revolving credit facility. The specific restructuring measures and associated estimated costs were based on management's best business judgment under prevailing circumstances. If future events warrant changes to the reserve, such adjustments will be reflected as "Restructuring charges" in the applicable statement of operations.

NOTE 5: CONTRACTS IN PROGRESS

         Components of contracts in progress, the majority of which are accounted for under the percentage of completion method of revenue recognition, are as follows:

                                                                   March 31,    March 31,
                                                                     2000         1999
                                                                  ----------   ----------
REVENUES IN EXCESS OF BILLINGS
  Costs and estimated earnings                                    $   47,099   $   43,168
  Billings                                                            40,160       38,537
                                                                  ----------   ----------
                                                                  $    6,939   $    4,631
                                                                  ==========   ==========

BILLINGS IN EXCESS OF REVENUES
  Billings                                                        $    9,196   $    6,679
  Costs and estimated earnings                                         4,733        3,335
                                                                  ----------   ----------
                                                                  $    4,463   $    3,344
                                                                  ==========   ==========

         All receivables on contracts in progress are considered to be collectible within twelve months. No cumulative losses on contracts are estimated or accrued as of March 31, 2000 and 1999.

NOTE 6: PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consists of the following:

                                       March 31,     March 31,
                                         2000          1999
                                      ----------    ----------
Land and land improvements            $    2,807    $    3,067
Buildings and building improvements       14,326        14,535
Machinery and equipment                   20,756        19,373
Furniture and fixtures                     4,853         3,877
                                      ----------    ----------
                                          42,742        40,852
Less: accumulated depreciation           (10,166)       (4,993)
                                      ----------    ----------
                                      $   32,576    $   35,859
                                      ==========    ==========

NOTE 7: LEASES

         Aqua-Chem leases its corporate offices under a fifteen year operating lease with two five-year renewal options.

         The future minimum payments under all noncancellable operating leases with initial or remaining terms in excess of one year are as follows:

2001                                         $1,607
2002                                          1,432
2003                                          1,188
2004                                          1,125
2005                                          1,065
Thereafter                                    1,193
                                             ------

          Total minimum rental commitments   $7,610
                                             ======

         Total rent expense for all operating leases was $1,784, $1,689, $312, $632 and $891 for the years ended March 31, 2000 and 1999, the period from January 1 to March 31, 1998, the period from August 1, 1997 to December 31, 1997, and the period from January 1 to July 31, 1997, respectively.

NOTE 8: REVOLVING CREDIT FACILITY

         Aqua-Chem has a $45,000 secured revolving credit facility with three major banks. Borrowings under this facility are made in the form of revolving credit notes. These notes bear interest at a rate of either eurocurrency plus a factor as defined in the agreement or prime. The revolving credit agreement will terminate July 1, 2003. The facility is secured by the assets of the Company. Outstanding borrowings totaled $500 and $0 at March 31, 2000 and 1999, respectively. The amount available under the facility is reduced by revolver usage, outstanding letters of credit, and certain reserves as defined in the facility. At March 31, 2000, availability under the facility totaled $40.5 million. Among other restrictions, the credit agreement contains covenants relating to financial ratios and other limitations, as defined by the agreement. Effective March 31, 2000, the Company obtained an amendment to this facility that includes certain structural changes, including a borrowing base limitation that would be implemented if the Company were to fall below certain EBITDA levels defined in the facility. As of March 31, 2000, the Company was in compliance with the covenants contained in the amended agreement.

NOTE 9: LONG-TERM DEBT

         Long-term debt consists of the following:

                                       March 31,    March 31,
                                         2000         1999
                                      ----------   ----------
Unsecured Senior Subordinated Notes   $  125,000   $  125,000
Note payable                                 189           --
                                      ----------   ----------

Total long-term debt                     125,189      125,000
Less: Current maturities                      --           --
                                      ----------   ----------

          Long-term debt              $  125,189   $  125,000
                                      ==========   ==========

         On June 23, 1998 Aqua-Chem issued $125,000 in unsecured senior subordinated notes. The notes carry an interest rate of 11 1/4% and are due July 1, 2008. Interest is payable semi-annually beginning January 1, 1999.

         A summary of the minimum annual principal repayments of long-term debt at March 31, 2000, is as follows:

2001         $     --
2002              120
2003               69
2004               --
2005               --
Thereafter    125,000
             --------

             $125,189
             ========

NOTE 10: INCOME TAXES

         The sources of income (loss) from continuing operations before income taxes, minority interest and extraordinary charge were as follows:

                                                                                                 Pre-Buy-Out
                                                                                                   Basis of
                                                Post-Buy-Out Basis of Accounting                  Accounting
                                  ------------------------------------------------------------   ------------
                                                                   January 1,       August 1      January 1
                                   Year Ended      Year Ended          to              to             to
                                    March 31,       March 31,       March 31,     December 31,     July 31,
                                      2000            1999            1998            1997           1997
                                  ------------    ------------    ------------    ------------   ------------
U.S. sources                      $     (6,503)   $    (12,559)   $     (1,551)   $      5,395   $      2,691
Foreign sources                          1,826           1,302             467             714            785
                                  ------------    ------------    ------------    ------------   ------------

Income (loss) from continuing
operations before income taxes,
minority interest, and
extraordinary charge              $     (4,677)   $    (11,257)   $     (1,084)   $      6,109   $      3,476
                                  ============    ============    ============    ============   ============

         The provision (benefit) for income taxes consisted of the following:

                                                                                                 Pre-Buy-Out
                                                                                                   Basis of
                                                Post-Buy-Out Basis of Accounting                  Accounting
                                  ------------------------------------------------------------   ------------
                                                                   January 1,       August 1      January 1
                                   Year Ended      Year Ended          to              to             to
                                    March 31,       March 31,       March 31,     December 31,     July 31,
                                      2000            1999            1998            1997           1997
                                  ------------    ------------    ------------    ------------   ------------

Current:
  United States                   $         14    $     (1,296)   $     (1,371)   $      3,258    $         --
  Foreign                                  629             473             265             215             271
  State                                     32             206            (238)            600             150
                                  ------------    ------------    ------------    ------------    ------------

     Total current                         675            (617)         (1,344)          4,073             421

Deferred:
  United States                         (1,858)         (2,915)            829          (1,393)             --
  Foreign                                   --              --              --              --              --
  State                                   (169)           (556)            150            (264)             --
                                  ------------    ------------    ------------    ------------    ------------

     Total deferred                     (2,027)         (3,471)            979          (1,657)             --
                                  ------------    ------------    ------------    ------------    ------------

     Total income tax provision
       (benefit)                  $     (1,352)         (4,088)   $       (365)   $      2,416    $        421
                                  ============    ============    ============    ============    ============

         Total income tax provision (benefit) differs from amounts derived from applying the Federal statutory income tax rate to income (loss) before income taxes and minority interest, as set forth in the following table.


                                                       Post-Buy-Out Basis of Accounting
                      -----------------------------------------------------------------------------------------------
                      Year Ended March 31,     Year Ended March 31,         January 1 to             August 1 to
                               2000                     1999               March 31, 1998          December 31, 1997
                      --------------------     --------------------     --------------------     --------------------
                         Tax                      Tax                      Tax                      Tax
                       Expense                  Expense                  Expense                  Expense
                      (Benefit)    Percent     (Benefit)    Percent     (Benefit)    Percent     (Benefit)    Percent
                      ---------    -------     ---------    -------     ---------    -------     ---------    -------
Tax expense
  (benefit)
  at federal
  statutory rate      $  (1,590)     (34.0)%   $  (3,828)     (34.0)%   $    (369)     (34.0)%   $   2,077       34.0%
Impact of foreign
  subsidiary income
  and tax rates               2        .04            32       0.30           107        9.9           (27)       (.4)
Change in valuation
  allowance                  --         --            --         --            --         --            --         --
Foreign tax credit          170       3.64            --         --            --         --            --         --
State income taxes,
  net of Federal
  income tax
  benefit                  (204)     (4.36)         (380)     (3.38)          (59)      (5.4)          227        3.7
Management Buy-Out
  goodwill
  amortization               40        .86            31        .27            11        1.0            78        1.3
Other                       230       4.92            57        .50           (55)      (5.1)           61        1.0
                      ---------    -------     ---------    -------     ---------    -------     ---------    -------
     Total income
tax
       expense
       (benefit)      $  (1,352)    (28.90)%   $  (4,088)    (36.31)%   $    (365)     (33.6)%   $   2,416       39.6%
                      =========    =======     =========    =======     =========    =======     =========    =======


                           Pre-Buy-Out Basis
                             of Accounting
                          --------------------
                              January 1 to
                             July 31, 1997
                          --------------------
                             Tax
                           Expense
                          (Benefit)    Percent
                          ---------    -------
Tax expense
  (benefit)
  at federal
  statutory rate          $   1,182       34.0%
Impact of foreign
  subsidiary income
  and tax rates                   4        0.1
Change in valuation
  allowance                    (954)     (27.4)
Foreign tax credit               --         --
State income taxes,
  net of Federal
  income tax
  benefit                       150        4.3
Management Buy-Out
  goodwill
  amortization                   --         --
Other                            39        1.1
                          ---------    -------
     Total income
tax
       expense
       (benefit)          $     421       12.1%
                          =========    =======

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:.

                                          March 31,     March 31,
                                            2000          1999
                                         ----------    ----------
Deferred tax assets
  Inventory                              $      688    $      728
  Employee benefits                           2,731         2,912
  Start-up and warranty expenses              2,216         1,773
  Restructuring charges                       3,359         2,243
  Net operating loss carryforward             6,311         2,324
  Other                                       1,096         1,355
                                         ----------    ----------
         Total deferred tax assets           16,401        11,335
Deferred tax liabilities
  Contract related transactions                (752)         (484)
  Property, plant and equipment              (1,111)         (794)
  Other                                        (810)         (315)
                                         ----------    ----------
        Total deferred tax liabilities       (2,673)       (1,593)
                                         ----------    ----------
Net deferred tax asset                   $   13,728    $    9,742
                                         ==========    ==========

         The classification of the net deferred tax asset is as follows:

                                March 31,    March 31,
                                  2000         1999
                               ----------   ----------
Current deferred tax asset     $    6,230   $    6,438
Long-term deferred tax asset        7,498        3,304

                               ----------   ----------
Net deferred tax asset         $   13,728   $    9,742
                               ==========   ==========

         During 1995, Aqua-Chem incurred a net operating loss for tax purposes. Due to a January 1996 modification to the existing tax allocation agreement between Aqua-Chem and the former owners, a carryback of the loss would not have resulted in a refund of cash to Aqua-Chem. Accordingly, Aqua-Chem elected to carry the tax loss forward and a valuation allowance was established. During the period January 1, 1997 through July 31, 1997, Aqua-Chem had sufficient income to realize the value of a portion of the net operating loss. Accordingly, the valuation reserve was reduced in both periods by the amount of the benefit realized.

         The Company has a total Federal tax loss carryforward of $16,101. The total loss carryforward is comprised of $5,760 from the tax year ended March 31, 1999, which will expire in 2019, and $10,341 from the tax year ended March 31, 2000, which will expire in 2020.

NOTE 11: STOCKHOLDERS' EQUITY AND PREFERRED STOCK WITH MANDATORY REDEMPTION PROVISIONS

         As of March 31, 2000, Aqua-Chem had 2,006,260 shares of authorized capital stock, itemized by class and series as follows:

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

         The Company formerly had 130 shares of Series A Preferred outstanding, and used approximately $3.1 million of the proceeds of the subordinated debt offering to redeem 78 of such shares. The remaining 52 shares of Series A Preferred will remain outstanding subject to redemption as follows: one-half
(26) of such shares will be redeemed (at a redemption price of $1 million plus accrued dividends minus other adjustments, if any) on August 1, 2000 and the remainder will be redeemed (at a redemption price of $1 million plus accrued dividends minus other adjustments, if any) on August 1, 2001. Under the Company's Certificate of Incorporation (the "Certificate"), holders of the outstanding non-voting Series A Preferred are entitled to receive cumulative cash dividends of $577 per share per quarter beginning August 1, 1998. In addition, the carrying value of this Series A Preferred may be reduced for certain items as defined in the Certificate. During 2000, the carrying value of the preferred stock was reduced by $275 to reflect the impact of certain shared defense costs associated with asbestos litigation (see the "Legal Proceedings" section of this Form 10-K for further information). Holders of Preferred A have the right to require the Company to redeem Series A Preferred at an aggregate redemption price of $2 million plus accrued dividends minus other adjustments, if any, (i) simultaneous with the occurrence of an "overall ownership shift," "employee ownership shift" or "asset shift" (each as defined in the Certificate); or (ii) within the 120 day period following an initial public offering of the Company's equity securities. The Company may call the outstanding shares at any time at the redemption price of $38,462 per share plus accrued dividends. As the Preferred A carries a below market dividend rate of 6%, Aqua-Chem recorded the Preferred A at a discount. Aqua-Chem is accreting the discount over the term of the Series A Preferred with the accretion charged to retained earnings. The carrying value, including accretion and dividends, of the Series A Preferred at March 31, 2000 and 1999 was $1,595 and $1,839, respectively.

         Holders of the non-voting Series B Cumulative Preferred Stock ("Preferred B") are entitled to receive cumulative cash dividends of $1,538 per share per year beginning August 1, 1997 payable at redemption. The redemption price of the Preferred B shall be the "Normal Redemption Price," which shall generally be based upon Aqua-Chem's Water Technologies Division's ("Water Technologies") cumulative earnings before taxes for the period 1997 through 2001. (Note that the Water Technologies Division describes the combination of the F&M Business and the S&I Business under which the Company previously reported the results of those two businesses.) The redemption price is modified in the event that prior to December 31, 2001, either (i) Water Technologies is sold to an unrelated third party; or (ii) there occurs an initial public offering of the Company's equity securities; or (iii) there occurs an "overall ownership shift," "employee ownership shift" or "asset shift" (each as defined in the Certificate). The maximum redemption price, under any circumstance, shall be $7,500. Holders of Preferred B generally shall have the right to require the Company to redeem the Series Preferred B at the applicable redemption price plus accrued dividends (i) simultaneous with the occurrence of an "overall ownership shift" (as defined by the Certificate); (ii) within the 120 day period following an initial public offering of Aqua-Chem's equity securities; (iii) within the 120 day period following a refinancing and retirement of the existing subordinated debt; or (iv) July 31, 2004. The holders of the Series B Preferred elected not to require that the Series B Preferred be redeemed in connection with the subordinated debt offering. The Certificate further specifies that until the Company has redeemed all of the shares of Series B Preferred Stock, the Company is required to obtain the prior written consent of all Series B Preferred shareholders before reorganizing, restructuring, or otherwise transferring any of the assets of its Water Technologies Group or performing any other action that would have the effect of altering the calculation of the Series B redemption price. The carrying value of the Series B Preferred was zero at March 31, 2000 and 1999, respectively as the redemption value is contingent upon future events.

         Holders of Series C Preferred Stock are entitled to receive quarterly dividends at the rate of 10.17% per year on the original issue price per share ($964) beginning on August 1, 1997. Holders of Series C Preferred generally shall have the right to require the Company to redeem all or any part of Series C Preferred at a price equal to $1,000 per share, plus accrued dividends upon
(i) an "overall ownership shift, "employee ownership shift," or "asset shift" (each as defined by the Certificate); (ii) within the 120-day period following an initial public offering; or (iii) July 31, 2005. Any time after July 31, 2004, the Company may call the outstanding shares at the redemption price of $1,000 per share plus accrued dividends. Holders of the Series C Preferred are entitled to voting rights equivalent to the rights of one share of common stock. As the redemption price of $1,000 per share exceeds the original issue price of $964, Aqua-Chem recorded the Series C Preferred at a discount. Similar to the Series A Preferred, the Company is accreting the discount over the term of the Series C Preferred with the accretion charged to retained earnings. The carrying value, including dividends, of the Series C Preferred at March 31, 2000 and 1999 was $3,375 and $3,105, respectively.

NOTE 12: STOCK OPTIONS

         As of and for the Fiscal year ended March 31, 2000, the Company had in place two stock option plans, the Aqua-Chem, Inc. 1997 Stock Option Plan (as amended and restated, the "1997 Stock Option Plan") and the Aqua-Chem, Inc. 1998 Stock Option Plan (the "1998 Stock Option Plan"). Aqua-Chem accounted for these plans under APB Opinion No. 25. These plans were designed to provide non-statutory stock options to key employees.

         All options granted under the 1997 and 1998 Stock Option Plans were made during the year ended March 31, 1999 at exercise prices that approximated fair market value of the stock, and, as a result, the Company recorded no compensation expense associated with these grants. As of March 31, 2000, all options previously granted under the 1997 and 1998 Stock Option Plans had been forfeited by the respective optionees, and at March 31, 2000, there were no options outstanding under either of these plans. In June 2000, the Company terminated the 1999 and 1998 option plans.

         Under separate agreements from the 1997 Plan and the 1998 Plan, two of the Company's outside Directors have options to purchase 2,925 shares of the Company's common stock at $3.75 per share, which does not differ significantly from fair market value. At March 31, 2000, 1,650 of these options were vested. Of the remaining options, 600 are scheduled to vest on July 31, 2000 and 225 are scheduled to vest on each of December 31, 2000, 2001 and 2002. In both cases, the vesting is contingent upon the optionee remaining as a Director of the Company.

NOTE 13: COMMON STOCK PURCHASE WARRANTS

         Warrants were issued in conjunction with the Management Buy-Out whereby the holders of these warrants can acquire, at any time through July 31, 2007, in total, 176,471 shares of Aqua-Chem's common stock. These warrants remained outstanding at March 31, 2000.

         The exercise price payable upon exercise of the warrants is $.01 per share of stock, with adjustments made to prevent dilution in the event of any changes in capitalization of Aqua-Chem.

         After July 31, 2002, there are put and call features that may require Aqua-Chem to purchase all or any part of the warrants or the common stock obtained by the exercise of such warrants at the higher of a price determined in the agreement or the fair market value of the Company's stock. During the year ended March 31, 2000, no warrants were exercised.

         The warrants were recorded within other long-term liabilities at their approximate fair value.

NOTE 14: EMPLOYEE BENEFIT PLANS

  Defined Benefit and Postretirement Benefit Plans

         Aqua-Chem maintains a defined benefit pension plan covering substantially all union employees at one of the Boiler Group's Lincoln, Nebraska manufacturing facilities. The benefits are based on years of service and the employee's compensation during the last five years of employment. The Company's funding policy is to contribute amounts necessary to satisfy the funding requirements as prescribed by laws and regulations. Plan assets consist primarily of investments managed by Principal Financial Group, which has discretionary authority and control over such assets.

         Aqua-Chem maintains unfunded health care plans covering certain eligible retirees and employees. The estimated costs of postretirement benefits, principally health care, are accrued over the period the benefits are earned. Aqua-Chem's policy is to fund postretirement benefits as incurred.

         The following assumptions were utilized in determining the funded status of Aqua-Chem's defined benefit pension plan:

                                                                March 31,
                                                             ----------------
                                                              2000      1999
                                                             ------    ------
Weighted-average discount rate                                  7.5%      6.0%
Rate of increase in future compensation                         4.9%      4.9%
Weighted-average, long-term rates of return on plan assets      7.5%      7.5%

         The following assumptions were utilized in determining the funded status of Aqua-Chem's postretirement health plan:

                                                                                                           Pre-Buy-Out
                                                                                                            Basis of
                                                       Post-Buy-Out Basis of Accounting                    Accounting
                                        ----------------------------------------------------------------  --------------
                                                                         January 1,        August 1         January 1
                                         Year Ended      Year Ended          to               to               to
                                          March 31,       March 31,       March 31,      December 31,       July 31,
                                            2000            1999            1998             1997             1997
                                        --------------  --------------  --------------  ----------------  --------------
Weighted-average discount rate               7.5%            7.5%            7.5%             7.5%             7.5%


                                                                                   Postretirement Health
                                                       Defined Benefit Plan                Plan
                                                     ------------------------    ------------------------
                                                      March 31,     March 31,     March 31,     March 31,
                                                        2000          1999          2000          1999
                                                     ----------    ----------    ----------    ----------
Changes in benefit obligations:
  Actuarial present value of benefit obligation
      at the beginning of the period                 $    1,577    $    1,430    $    6,059    $    4,516
  Service cost                                              132            97            11            15
  Interest cost                                              94            72           387           358
  Gross benefits paid                                       (44)          (10)         (595)         (330)
  Actuarial gain (loss)                                    (608)          (12)         (424)          631
  Other                                                     236            --            --            --
                                                     ----------    ----------    ----------    ----------

  Actuarial present value of benefit obligation at
     end of period                                        1,387         1,577         5,438         5,190
Change in plan assets
  Plan assets at fair value at the beginning
     of the measurement period                            1,175           929            --            --
  Actual return on plan assets                               91            67            --            --
  Employer contributions                                    153           189            --            --
  Gross benefits paid                                       (44)          (10)           --            --
                                                     ----------    ----------    ----------    ----------

  Plan assets at fair value at end of period              1,375         1,175            --            --
Plan assets less than total benefit obligation               12           402         5,438         5,190
  Unrecognized prior service cost                          (236)           --            --            --
  Unrecognized net actuarial gain / (loss)                  645            --          (996)         (609)
                                                     ----------    ----------    ----------    ----------

  Net liability recognized at end of year            $      421    $      402    $    4,442    $    4,581
                                                     ==========    ==========    ==========    ==========

         The liability above is recognized in the accompanying Consolidated Balance Sheet within Other Long-Term Liabilities.

         The components of the net periodic benefit costs of Aqua-Chem's defined benefit and post-retirement health plan are as follows:

                                                                                Postretirement Health Plan
                                                           --------------------------------------------------------------------
                                                                                                                    Pre-Buy-Out
                                                                                                                     Basis of
                                 Defined Benefit Plan                 Post-Buy-Out Basis of Accounting              Accounting
                             ---------------------------   ------------------------------------------------------  ------------
                                                                                        January 1      August 1     January 1
                              Year Ended     Year Ended     Year Ended    Year Ended        to            to            to
                               March 31,      March 31,      March 31,     March 31,     March 31,   December 31,    July 31,
                                 2000           1999           2000          1999          1998          1997          1997
                             ------------   ------------   ------------  ------------  ------------  ------------  ------------
Components of net
  periodic benefit cost:
    Service cost             $        132   $         97   $         11  $         15  $          4  $          6  $          9
    Interest cost                      94             72            387           358            89           139           203
    Expected return on
      assets                          (53)           (74)            --            --            --            --
    Amortization of
      transition obligation            --             --             --            --            --            --           248
    Amortization of
      Unrecognized gain                --             --             59            13             3            --          (140)
                             ------------   ------------   ------------  ------------  ------------  ------------  ------------

    Net periodic benefit
      cost                   $        173   $         95   $        457  $        386  $         96  $        145  $        320
                             ============   ============   ============  ============  ============  ============  ============

         The weighted-average assumed health care cost trend rate used in determining the March 31, 2000 postretirement benefit obligation was 7.5% declining to 5.5% over 6 years.

         Increasing the assumed health care cost trend rate by one percentage point would increase the total accumulated postretirement benefit obligation as of March 31, 2000, by approximately $278, and would increase the aggregate of the service cost and interest cost components of the net postretirement benefit cost by approximately $22 in Fiscal 2000. Decreasing the assumed health care cost trend rate by one percentage point would decrease the total accumulated postretirement benefit obligation as of March 31, 2000, by approximately $251, and would decrease the aggregate of the service cost and interest cost components of the net postretirement benefit cost by approximately $20 in Fiscal 2000.

         Aqua-Chem is also required to make payments to certain pension and employee benefit funds, some of which are not controlled or administered by Aqua-Chem and certain foreign subsidiary maintained government-mandated pension plans. Pension expense of these plans for the years ended March 31, 2000 and 1999, the three months ended March 31, 1998, the period August 1 to December 31, 1997 and the period January 1 to July 31, 1997, was $276, $365, $22, $189, and
$140, respectively.

  Defined Contribution Plans

         Aqua-Chem maintains a defined contribution retirement plan which includes a 401(k) savings plan. Substantially all employees who are not members of collective bargaining groups or who are not otherwise employees working at the operations acquired as part of the NDC Acquisition are eligible to participate. Aqua-Chem's retirement contribution equals 4% of eligible compensation while 401(k) contributions equal 50% of employee contributions to a maximum Aqua-Chem contribution of 3% of eligible compensation. Under provisions of the 401(k) savings plan, employees may voluntarily contribute a maximum of 17% of eligible compensation.

         Aqua-Chem also maintains a defined contribution retirement plan covering substantially all employees working at the operations acquired as part of the NDC Acquisition who are not members of collective bargaining groups. Participants may contribute up to 15% of their pay in pretax dollars. The Company made a matching contribution of 50% of each participant's contributions, up to 6% of eligible compensation. This discretionary matching contribution by the Company may vary from year to year. Vesting in Company contributions is 100% after five years in the plan.

         For the years ended March 31, 2000 and 1999, the three months ended March 31, 1998, the period August 1, 1997 to December 31, 1997, and the period January 1, 1997 to July 31, 1997, Aqua-Chem contributed $1,540, $1,767, $406,
$675, and $910, respectively, to these plans.

NOTE 15: SEGMENT INFORMATION

         In 1999, Aqua-Chem adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". Aqua-Chem's reportable business segments are:

                  Boiler Group: consists of packaged firetube, commercial and industrial watertube boilers, burners and aftermarket parts.

                  F&M Business: consists of water purification and desalination systems.

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

                                                                                               Pre-Buy-Out
                                                                                                 Basis of
                                               Post-Buy-Out Basis of Accounting                 Accounting
                                   ---------------------------------------------------------   ------------
                                                                  January 1,      August 1      January 1
                                    Year Ended     Year Ended         to             to             to
                                     March 31,      March 31,      March 31,    December 31,     July 31,
Segment                                2000           1999           1998           1997           1997
-------                            ------------   ------------   ------------   ------------   ------------
Net sales:
  Boiler Group                     $    185,562   $    186,085   $     28,112   $     73,974   $     80,868
  F&M Business                           21,095         17,858          3,709         10,410         12,413
                                   ------------   ------------   ------------   ------------   ------------

          Total                    $    206,657   $    203,943   $     31,821   $     84,384   $     93,281
                                   ============   ============   ============   ============   ============

Income (loss) from continuing
  operations before income taxes,
  minority interest
  and extraordinary charge:
  Boiler Group                     $     14,041   $      4,113   $        639   $      7,632   $      4,380
  F&M Business                             (557)          (964)           (33)         1,805          1,108
    Other                               (18,161)       (14,406)        (1,690)        (3,328)        (2,012)
                                   ------------   ------------   ------------   ------------   ------------

          Total                    $     (4,677)  $    (11,257)  $     (1,084)  $      6,109   $      3,476
                                   ============   ============   ============   ============   ============

Depreciation and amortization:
  Boiler Group                     $      4,099   $      3,709   $        434   $        794   $      1,222
  F&M Business                            1,025          1,039            118            198            227
  Other                                     789            537            102            268            171
                                   ------------   ------------   ------------   ------------   ------------

          Total                    $      5,913   $      5,285   $        654   $      1,260   $      1,620
                                   ============   ============   ============   ============   ============

Restructuring charge:
  Boiler Group                     $       (114)  $      5,340   $         --   $         --   $         --
  F&M Business                              487            158             --             --             --
  Other                                   1,365            383             --             --             --
                                   ------------   ------------   ------------   ------------   ------------

          Total                    $      1,738   $      5,881   $         --   $         --   $         --
                                   ============   ============   ============   ============   ============

Total assets:
  Boiler Group                     $    120,385   $    122,405   $     70,520   $     71,803   $     61,898
  F&M Business                           22,027         21,809         20,957         20,078         18,522
  Other                                  27,177         25,142         14,646         27,715         18,872
                                   ------------   ------------   ------------   ------------   ------------

          Total                    $    169,589   $    169,356   $    106,123   $    119,596   $     99,292
                                   ============   ============   ============   ============   ============

                                                                                        Pre-Buy-Out
                                                                                          Basis of
                                           Post-Buy-Out Basis of Accounting              Accounting
                                 -----------------------------------------------------  ------------
                                                             January 1,     August 1     January 1
                                 Year Ended    Year Ended        to            To            to
                                  March 31,     March 31,    March 31,    December 31,    July 31,
Segment                             2000          1999          1998          1997          1997
-------                         ------------  ------------  ------------  ------------  ------------
Capital expenditures:
  Boiler Group                  $      3,458  $      2,456  $        109  $        337  $        567
  F&M Business                           364           313            80           183         1,096
  Other                                  255           403           388           672           388
                                ------------  ------------  ------------  ------------  ------------

          Total                 $      4,077  $      3,172  $        577  $      1,192  $      2,051
                                ============  ============  ============  ============  ============

Information by region is as
  follows:
  Net sales (based on customer
   destination):
     United States              $    165,377  $    163,354  $     20,291  $     63,022  $     61,726
     Canada                           12,367        12,181         4,931         8,993        11,704
     Latin America                    15,545        14,720         1,855         4,874         4,765
     Far East                          8,633         8,235         1,472         3,775        11,184
     Others                            4,735         5,453         3,272         3,720         3,902
                                ------------  ------------  ------------  ------------  ------------

          Total                 $    206,657  $    203,943  $     31,821  $     84,384  $     93,281
                                ============  ============  ============  ============  ============

  Long-lived assets:
     United States              $     30,429  $     33,761  $     29,090  $     29,047  $     19,957
     Canada                            1,387         1,323         1,206         1,229         1,301
     Mexico                              760           775           787           792           797
                                ------------  ------------  ------------  ------------  ------------

          Total                 $     32,576  $     35,859  $     31,083  $     31,068  $     22,055
                                ============  ============  ============  ============  ============

NOTE 16: COMMITMENTS AND CONTINGENCIES

         Aqua-Chem and its subsidiaries are involved in legal proceedings, claims and litigation arising in the ordinary course of business. These claims arise from a variety of factors, including suits alleging personal injury related to the use and exposure to certain of Aqua-Chem's products (see the "Legal Proceedings" section of this Form 10-K for further information). The Company has successfully resolved most closed claims and cases without payment and is vigorously defending open claims, and believes that it has strong defenses to all claims brought to date. Although Aqua-Chem believes the costs and liabilities associated with these matters will not have a material adverse effect on its results of operations or financial condition, there can be no assurances to this effect.

         In the ordinary course of business, Aqua-Chem is contingently liable for performance under letters of credit totaling approximately $3,000 and $3,700 at March 31, 2000 and 1999, respectively. Management does not expect any material losses to result from these off-balance sheet instruments, and, therefore, values these instruments at zero.

         Under the terms of the purchase agreement for the NDC Acquisition, Aqua-Chem is contractually obligated to perform certain post-sale product work, such as warranty, for pre-acquisition sales on behalf of the sellers. The costs incurred by Aqua-Chem are billed to the sellers as the work is incurred. Aqua-Chem had recorded a receivable from the sellers of $313 and $902 at March 31, 2000 and 1999, respectively, for services performed which is included in other assets. As the sellers in the NDC Acquisition have retained the contractual liability for post-sale product obligations for pre-acquisition sales, the accompanying consolidated balance sheet does not reflect a liability for the future costs to be incurred by Aqua-Chem for performance of their obligation under the terms of the purchase agreement.

NOTE 17: EARNINGS (LOSS) PER SHARE

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

                                             Year Ended     Year Ended    January 1 to   August 1 to
                                              March 31,      March 31,      March 31,    December 31,
                                                2000           1999           1998           1997
                                            ------------   ------------   ------------   ------------
Basic Earnings Per Share:
  Income (loss) from continuing
    operations                              $     (8,223)  $     (7,189)  $       (745)  $      3,309
  Less: Preferred Stock Dividends                    411            750            155            260
                                            ------------   ------------   ------------   ------------

  Income (loss) from continuing operations
    after Preferred Stock dividends
    applicable to common                    $     (8,634)  $     (7,939)  $       (900)  $      3,049
                                            ============   ============   ============   ============

Weighted Average Number of Shares              1,000,000      1,000,000      1,000,000      1,000,000

Basic Earnings (Loss) from continuing
  operations Per Share                      $      (8.63)  $      (7.94)  $      (0.90)  $       3.05
                                            ============   ============   ============   ============

Diluted Earnings (Loss) Per Share:
  Income (loss) from continuing operations
    after Preferred Stock dividends
    applicable to common                    $     (8,634)  $     (7,939)  $       (900)  $      3,049
                                            ============   ============   ============   ============


                                              Year Ended      Year Ended     January 1 to    August 1 to
                                               March 31,       March 31,       March 31,     December 31,
                                                 2000            1999            1998            1997
                                             ------------    ------------    ------------    ------------
Weighted Average Number of Shares - Basic       1,000,000       1,000,000       1,000,000       1,000,000
Effect of Dilutive Securities:
  Warrants                                             --(a)           --(a)           --(a)           --(a)
  Options                                              --(a)           --(a)           --(a)           --(a)
                                             ------------    ------------    ------------    ------------

Weighted Average Number of Shares -Diluted      1,000,000       1,000,000       1,000,000       1,000,000
                                             ============    ============    ============    ============

Diluted Earnings (Loss) Per Share from
  continuing operations                      $      (8.63)   $      (7.94)   $      (0.90)   $       3.05
                                             ============    ============    ============    ============

(a) The warrants and options are excluded from the calculation since they would be antidilutive.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information concerning the directors and executive officers of the Company. Each director is elected for a one year term or until such person's successor is duly elected and qualified. The Company's by-laws provide for six directors, and all six positions are currently filled.

NAME                                    AGE                     POSITION
----                                    ---                     --------
Jeffrey A. Miller.....................  49    Director (Chairman of the Board)
David M. Tenniswood ................... 62    President, Chief Executive Officer, and Director
Donna P. Chapman......................  52    Vice President, Human Resources
Robert D. Endacott....................  56    Director
James A. Feddersen....................  55    Secretary
James H. Fordyce......................  41    Director
P. Welch Goggins .....................  46    Vice President, Sales and Marketing
James W. Hook.........................  63    Director
James A. Kettinger....................  42    Senior Vice President and Chief Financial
                                                Officer
William P. Killian....................  65    Director
Robert S. Loomis  ....................  45    Vice President, Strategic Planning
Charles J. Norris.....................  53    Vice President and Chief Information Officer
Carl R. Strong    ....................  52    Vice President, Manufacturing
Ronald G. Thimm.......................  44    Treasurer

         Jeffrey A. Miller served as President and Chief Executive Officer of the Company beginning in July, 1996 and assumed the role of Chairman of the Board in August, 1997. In October, 1999, Mr. Miller resigned as President and Chief Executive Officer but continues to serve as Chairman of the Board. Prior to joining the Company, Mr. Miller had undertaken permanent and interim Chief Executive Officer and Chief Operating Officer assignments for various major industrial companies, including serving as interim President and Chief Operating Officer of Donnelly Corporation (an automotive supplier) from October, 1995 to May, 1996, performing various independent consulting and interim management positions from June, 1993 to October, 1995, and serving as Group Vice President of the Automotive Products Group of Aeroquip Corporation (an automotive supplier) from August, 1992 to June, 1993. Mr. Miller also spent 19 years in numerous managerial and executive positions within various business groups of The General Electric Company, including transportation systems (locomotives, transit cars, transit equipment), major appliances, mining, oil well drilling, industrial electronics, industrial controls, factory automation and automotive.

         David M. Tenniswood has served as President and Chief Executive Officer of the Company since October, 1999. Mr. Tenniswood was elected as a Director of the Company in April, 2000. Prior to joining the Company, Mr. Tenniswood was, from 1997 until 1999, Vice President of European Operations with Numatics, Inc. From 1985 through 1996, Mr. Tenniswood was employed by Mascotech, Inc. and served as the President of Electrical Controls Operations. Mr. Tenniswood also spent 17 years with McGraw-Edison and 7 years with Ford Motor Company serving in various senior management and executive roles.

         Donna P. Chapman has served as Vice President, Human Resources since December, 1998. Prior to joining the Company, Ms. Chapman served in a similar role at General Signal Corporation from 1996 to 1998. From 1989 to 1996, Ms. Chapman held a variety of human resource positions with the Mead Corporation. Ms. Chapman also spent 12 years in various management and executive positions with Smith and Schnacke and General Electric.

         Robert D. Endacott served as Vice Chairman from January, 1999 until he resigned in November 1999. In April 2000, Mr. Endacott was elected as a Director of the Company. Prior to joining the Company, Mr. Endacott was a founding member of CMR Partners LLC, a privately held investment and merchant-banking firm based in Miami, Florida since 1996. From 1992 until 1996 he served as Managing Director of the Armand Group, Inc., a Chicago-based investment banking firm. See "Certain Relationships and Related Transactions".

         James A. Feddersen has served as Secretary of the Company since 1990. Mr. Feddersen is a shareholder of the law firm of Whyte Hirschboeck Dudek S.C., which he joined in 1973. See "Certain Relationships and Related Transactions".

         James H. Fordyce has served as a Director of the Company since August, 1997. Mr. Fordyce is a managing director of Whitney & Co., a private investment firm, which he joined in 1996. Mr. Fordyce serves on the board of directors of several private companies. Mr. Fordyce was Senior Vice President of Heller Financial, Inc., from 1988 to 1996.

         P. Welch Goggins, Jr. has served as Vice President, Sales and Marketing since April, 2000. Mr. Goggins began his career in 1975 with Industrial Boiler Company, which Aqua-Chem acquired in 1992, and, prior to his promotion to his current position, has served in various sales and marketing and operational management and executive positions within the Company.

         James W. Hook has served as a Director of the Company since January, 1998. Mr. Hook was a professor at the Robert J. McCormick School of Engineering at Northwestern University from 1992 until 1999. Mr. Hook served as consultant to Mascotech, Inc. from 1992 to 1996.

         James A. Kettinger joined the Company in May, 1999 as Senior Vice President and Chief Financial Officer. Mr. Kettinger previously served as President of Corporate Financial Outsource, LLC, providing general and financial management consulting from 1996 until joining the Company. From 1980 to 1996, Mr. Kettinger served in senior financial management positions for Emmpak Foods, Inc., Tulip Corporation and Terex Corporation and provided client service while employed by Price Waterhouse.

         William P. Killian has served as a Director of the Company since 1993. Mr. Killian served as Vice President - Corporate Development and Strategy at Johnson Controls, Inc., a global manufacturer of automotive systems and controls, from 1988 until March 2000. Mr. Killian is also a director of Gehl Company, and Q.E.P. Company, Inc.

         Robert S. Loomis has served as Vice President, Strategic Planning since October, 1999. From 1996 through 1999, Mr. Loomis was self-employed as a financial consultant. From 1986 through 1996, Mr. Loomis served as Chief Financial Officer and Treasurer and was a part owner of the Gleason Reel Company. From 1981 through 1986, Mr. Loomis served in various management positions within McGraw-Edison, the former parent company of Gleason Reel Company.

         Charles J. Norris has served as Vice President and Chief Information Officer of the Company since 1996. Prior to joining the Company, Mr. Norris spent 16 years at Norris Systems Group, Inc., a business systems consulting company founded and owned by Mr. Norris.

         Carl R. Strong has served as Vice President, Manufacturing since joining the Company in December, 1999. Prior to joining the Company, Mr. Strong was General Manager for Saturn Electronics from 1995 to 1999. Mr. Strong also spent 15 years in various managerial and executive positions with Allied Signal, ITT Automotive, and Textron Automotive.

         Ronald G. Thimm has served as Treasurer of the Company since 1990, and as Assistant Treasurer from 1981 to 1990.

         Michael R. Stone resigned as a Director of the Company on April 8, 1999. Mr. Stone served as a Director of the Company since August, 1997. Mr. Stone is a managing director of Whitney & Co., a private investment firm, which he joined in 1989.

DIRECTOR COMPENSATION

         Directors of the Company, other than Messrs. Endacott, Hook and Killian, receive no compensation for their services as directors. Under the plan currently in place, which was adopted in April 2000, each of the aforementioned directors receives an annual retainer of $15,000, payable quarterly, plus $1,000 for each meeting attended.

         The Company has also entered into written agreements with Messrs. Hook and Killian. Under his agreement with the Company, Mr. Hook was granted 1,125 options to purchase common stock of the Company at $3.75 per share. These options vest at a rate of 225 on December 31 of each year beginning in 1998. At March 31, 2000, 450 of Mr. Hook's options were fully vested and exercisable. Under his agreement with the Company, Mr. Killian receives each August 1 beginning on August 1, 1997 options to purchase 600 shares of common stock of the Company at $3.75 per share. These options vest on the July 31 following the date of grant. At March 31, 2000, Mr. Killian had options to purchase 1,800 shares of common stock of the company of which options to purchase 1,200 shares were fully vested and exercisable as of March 31, 2000. Mr. Killian's remaining outstanding options vest on July 31, 2000.

         The options granted to Messrs. Hook and Killian are non-statutory options that are not part of Aqua-Chem's employee Stock Option Plan and are non-transferable, except through inheritance. Any stock acquired by Messrs. Killian or Hook pursuant to such options is subject to certain put-call provisions in the event of death or disability and to a right of first refusal of the Company in the event of any sale, transfer or other disposition of such stock.

         Messrs. Hook, Killian and Endacott are also participants of the Incentive Bonus Plan described in Item 11, Executive Compensation and participate in this plan as indicated in that section.

         In accordance with the agreement entered into between the Company and Mr. Hook on February 19, 1998, effective January 23, 1998, the Company paid Mr. Hook a one-time fee of $20,000 upon his acceptance of such agreement and, for so long as Mr. Hook remains a director of the Company, the Company agreed to pay him $2,500 on the first day of February, April, July and November each year, regardless of the number of meetings held or attended. This cash compensation arrangement was amended as indicated above in April, 2000. In addition, the Company granted Mr. Hook an option to purchase 1,125 shares of Common Stock of the Company at a price of $3.75 per share, which vest and become fully exercisable at the rate of 225 shares per year commencing on December 31, 1998 through and including December 31, 2002, and which, if not previously exercised, expires and terminates on February 11, 2008; provided, however, that in the event of a Stock Sale, Reorganization or Termination, as those terms are defined in the February 19, 1998 agreement, the option may expire and terminate prior to such date.

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

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth the cash and other compensation paid by the Company in the twelve months ended March 31, 2000 and March 31, 1999 to the Company's Chief Executive Officer and to each of the Company's four other most highly compensated executive officers as of March 31, 2000 (collectively, including the Chief Executive Officer, the "Named Executive Officers"). At December 30, 1998, the Company changed its year end to March 31, 1999. As such, this table also includes compensation to the Named Executive Officers for the twelve months ended December 31, 1998 and December 31, 1997.

                           SUMMARY COMPENSATION TABLE

                                                             Annual Compensation (a)
                                            -----------------------------------------------------------
                                                                                            All
                                                                                       Other Annual       Securities
                                                                                       Compensation       Underlying
Name and Principal Position                    Year        Salary        Bonus(b)           (c)             Options
---------------------------                 ----------- -------------- ------------- ------------------ ----------------

David M. Tenniswood                         2000            $207,000      $     --         $4,666               --
 President, Chief Executive                 1999                  --            --             --               --
 Officer and Director                       1998                  --            --             --               --
                                            1997                  --            --             --               --
James A. Kettinger                          2000            $151,445       $45,938         $4,230               --
 Senior Vice President and Chief            1999                  --            --             --               --
 Financial Officer                          1998                  --            --             --               --
                                            1997                  --            --             --               --
Donna P. Chapman                            2000            $150,000       $45,000        $31,284               --
 Vice President, Human Resources            1999(d)           46,154        45,000         23,000               --
                                            1998              11,538        20,000             --               --
                                            1997                  --            --             --               --
Paul W. Goggins                             2000             $98,766       $15,807         $6,471               --
 Vice President, Sales and                  1999(d)           84,297            --          3,299               --
 Marketing                                  1998              86,846        18,199          3,302               --
                                            1997(e)          119,129            --        130,002               --
Charles J. Norris                           2000            $110,314      $     --         $8,208               --
 Vice President, Chief                      1999(d)          110,000            --          8,912               --
 Information Officer                        1998             111,540            --         34,341               --
                                            1997(e)          101,478        34,804         31,534               --
Daniel J. Johnson                           2000            $130,463       $    --        $10,389               --
 Former President - Water                   1999(d)          160,014        41,763         12,438            4,000
 Technologies                               1998             166,169        41,763          6,122            4,000
                                            1997(e)           49,235        15,704            494               --
Jeffrey A. Miller(f)                        2000            $312,713       $    --        $44,141               --
 Former Chief Executive Officer             1999(d)          487,500            --         48,061           44,167
 and President                              1998             511,569            --         41,950           44,167
                                            1997(e)          182,736       304,712          8,189               --

(a) Certain personal benefits provided by the Company to the Named Executive Officers are not included in the table as permitted by regulations of the Commission because the aggregate amount of such personal benefits for each Named Executive Officer in each year reflected in the table did not exceed the lesser of $50,000 or 10% of the sum of such officer's salary and bonus in such year.

(b) Bonuses are reported for the year or period in which earned, although the bonuses were paid after the end of the year or period shown. Amounts shown for Ms. Chapman for Fiscal 2000, 1999 and 1998 and for Mr. Johnson for Fiscal 1999 and 1998, and Mr. Goggins and Mr. Kettinger for Fiscal 2000 were paid pursuant to guarantees incorporated into their respective employment agreements.

(c)      "All Other Annual Compensation" includes the following:

                                                                                                           Miller
                                 Tenniswood   Kettinger   Chapman      Goggins     Norris     Johnson       (g)
                                 ----------  ----------  ----------  ----------  ----------  ----------  ----------
Company match under
  Aqua-Chem's 401(k)
  savings plan             2000  $    4,045  $    3,508  $    6,047  $    3,149  $       --  $    3,507  $       --
                           1999          --          --          --       3,045          --       4,430       4,511
                           1998          --          --          --       3,050          --       4,514       4,800
                           1997          --          --          --       4,750          --          --          --
Life insurance premium
  payments                 2000  $      621  $      722  $    1,226  $      299  $    3,411  $      482  $   25,307
                           1999          --          --          --         254       3,197       1,608      17,880
                           1998          --          --          --         252       3,197       1,608      17,880
                           1997          --          --          --         252         390         494         292
Company Retirement
  Plan contribution        2000  $       --  $       --  $    6,400  $    3,013  $    4,797  $    6,400  $       --
                           1999          --          --          --          --       5,715       6,400       6,400
                           1998          --          --          --          --       6,144          --          --
                           1997          --          --          --          --       6,144          --          --
"Change In Control"
  bonus(i)                 1998  $       --  $       --  $       --  $       --  $   25,000  $       --  $       --
                           1997          --          --          --          --      25,000          --          --

Other(h)                   2000  $       --  $       --  $   17,611  $       --  $       --  $       --  $       --
                           1999          --          --      23,000          --          --          --          --
                           1998          --          --          --          --          --          --          --
                           1997          --          --          --     125,000          --          --          --

(d) This period includes nine months of compensation included in the "1998" column due to the change in Fiscal year end to March 31, as of December 30, 1998.

(e) Represents aggregate compensation for the twelve months ended December 31, 1997 (combining the seven-months ended July 31, 1997 and the five months ended December 31, 1997).

(f) Mr. Miller became President and Chief Executive Officer pursuant to an Interim Management Agreement (the "Management Agreement"), dated July 8, 1996, as amended, between the Company and J. Miller Management, Inc. ("JMM"). Amounts paid by the Company under the Management Agreement were paid to JMM and Mr. Miller was separately compensated by JMM. Mr. Miller served as President and Chief Executive Officer pursuant to the Management Agreement until July 31, 1997, when he became employed by the Company. On October 29, 1999, Mr. Miller resigned as an employee of the Company but continues to serve as Chairman of the Board as a non-employee.

(g) Mr. Miller's "All Other Annual Compensation" includes travel and lodging reimbursements of $18,834, $19,270, $19,270 and $7,897 for 2000, 1999, 1998 and 1997, respectively.

(h) As part of their employment agreements, Mr. Goggins received a one-time payment of $125,000 as compensation for the termination of his previous agreement. Ms. Chapman received a one-time payment of $17,611 and $23,000 for moving reimbursement and relocation, respectively.

(i)      See "Employment Agreements," below.

EMPLOYMENT AGREEMENTS

         On October 15, 1999, the Company entered into an employment agreement with Mr. Tenniswood that provides for an initial base salary of $9,000 per week. The contract may be terminated without penalty by either party for any reason with a thirty-day notice. The agreement also provides for the creation of a non-statutory stock option arrangement between the Company and Mr. Tenniswood that vests immediately and that is structured to provide a $2.5 million opportunity if the Company's value appreciates to specified levels. Based upon mutual consent of Mr. Tenniswood and the Company, rather than participating in this non-statutory stock option arrangement, Mr. Tenniswood will instead participate in the Incentive Bonus Plan at a similar opportunity level. Under the terms of this agreement, Mr.

Tenniswood is eligible to participate in all fringe benefit programs with the exception of the MONEY.Q4 program.

         The Company has also entered into employment agreements with each of the other Named Executive Officers. These contracts indicate the initial base salary, bonus opportunity, and fringe benefits agreed to as of the inception of each contract that may, from time to time, be adjusted at the discretion of the compensation committee of the Board of Directors. The terms of the contracts are open ended and may be terminated by either party at any time by giving notice as required under the agreement. Each agreement calls for the payment of severance benefits under specified conditions. Mr. Goggins' agreement, dated May 15, 1997, included a one-time payment of $125,000 paid in 1997 as compensation for the termination of his previous agreement. In addition, when Mr. Goggins was promoted to Vice President, North American Sales in April 1999, he was awarded a first year guaranteed bonus of $10,000 which is reflected in the Summary Compensation Table as a portion of his bonus earned during Fiscal 2000. In conjunction with the Management Buy-Out in July 1997, Mr. Norris was awarded a bonus of $50,000 pursuant to a change in control with half of the bonus paid during 1997 and half during 1998. Ms. Chapman's offer of employment included a hiring and retention bonus of $45,000 as well as a guaranteed bonus of $45,000 to be earned during her first 12 months of employment. Mr. Kettinger's offer of employment included a guaranteed bonus of $52,500 to be paid during his first 12 months of employment. $45,938 of this bonus was earned during Fiscal 2000, and the remainder will be earned during Fiscal 2001. Mssrs. Goggins, Norris and Kettinger and Ms. Chapman are participants in the MONEY.Q4 plan, and Ms. Chapman and Mr. Kettinger are participants in the Incentive Bonus Plan.

RETIREMENT AND SAVINGS PROGRAMS

         Aqua-Chem maintains a defined contribution retirement plan which includes a 401(k) savings plan. Substantially all employees who are not members of collective bargaining groups or who are not otherwise employees working at the operations acquired as part of the NDC Acquisition are eligible to participate. Aqua-Chem's retirement contribution equals 4% of eligible compensation while 401(k) contributions equal 50% of employee contributions to a maximum Aqua-Chem contribution of 3% of eligible compensation. Under provisions of the 401(k) savings plan, employees may voluntarily contribute a maximum of 17% of eligible compensation.

         Aqua-Chem also maintains a defined contribution retirement plan covering substantially all employees working at the operations acquired as part of the NDC Acquisition who are not members of collective bargaining groups. Participants may contribute up to 15% of their eligible compensation in pretax dollars. The Company makes a matching contribution of 50% of each participant's contributions, up to 6% of eligible compensation. This discretionary matching contribution by the Company may vary from year to year. Vesting in Company contributions is 100% after five years in the plan.

MANAGEMENT INCENTIVE PLANS

         In May 2000, the Company adopted the MONEY.Q4 Plan to reward eligible employees for the achievement by the Company of specified financial results. Each of the Named Executives is eligible to participate in this plan and has been provided with an incentive opportunity approved by the Compensation Committee of the Board of Directors. These payout opportunities range between 10% and 50% and can double to provide payouts of up to 100% if the Company achieves specified financial results.

INCENTIVE BONUS PLAN

         In June 2000, the Company implemented an Incentive Bonus Plan with certain Executive Officers and Directors of the Company whereby the plan participants will have the opportunity to receive cash payments based upon increases in the value of the Company.

Under the Incentive Bonus Plan, each participant is issued a specific number of bonus units from a population of 231,216 units. The value of each bonus unit will be calculated by dividing the fair market value of the Company's common equity by the sum of common stock outstanding (assuming any and all warrant, options, or other rights to acquire common stock have been exercised) plus 231,216 and then subtracting from this result $3.75. The fair market value of the Company's common equity will be determined by an investment banking firm selected by the Company's Board of Directors.

In general, one-third of the bonus units granted under the Incentive Bonus Plan vest on each of the third through fifth anniversaries of their grant date. Vesting may also be altered based upon the terms of a written agreement between the Company and a plan participant at the time of grant under the Incentive Bonus Plan or in the event of a change in control.

STOCK OPTION PLANS

         As of and for the Fiscal year ended March 31, 2000, the Company had in place two stock option plans, the Aqua-Chem, Inc. 1997 Stock Option Plan (as amended and restated, the "1997 Stock Option Plan") and the Aqua-Chem, Inc. 1998 Stock Option Plan (the "1998 Stock Option Plan"). As of March 31, 2000, all options previously granted under the 1997 and 1998 Stock Option Plans had been forfeited by the respective optionees, and at March 31, 2000, there were no options outstanding under either of these plans. In June 2000, the Company terminated the 1999 and 1998 Option Plans.

PHANTOM STOCK PLAN

         On January 23, 1998, the Board approved the Aqua-Chem, Inc. 1998 Phantom Stock Plan (the "Phantom Stock Plan"), effective April 1, 1998. There were no amounts payable under this plan as of March 31, 2000. In April 2000, the Company terminated the Phantom Stock Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

         Series A and Series B Preferred. The Company's Series A Preferred and Series B Preferred are owned as follows:

                                           Series A Preferred              Series B Preferred
                                      ------------------------------  ------------------------------
                                        Number of      Percent of       Number of      Percent of
                                         Shares          Class           Shares          Class
                                      -------------- ---------------  -------------- ---------------
Lyonnaise American Holding, Inc.           41.6           80.0%             104           80.0%
Gestra Corporation, N.V.                   10.4           20.0%              26           20.0%

         Common and Series C Preferred. All of the outstanding shares of Common and Series C Preferred are held by Rush Creek LLC ("Rush Creek"). Pursuant to the Operating Agreement of Rush Creek, shares of Common and Series C Preferred (and, in the case of the Whitney Subordinated Debt Fund, L.P., the Warrant) are allocated to each member's account. The following table sets forth the beneficial ownership as of the date of this filing of the outstanding Common and Series C Preferred by (i) each person who is known to the Company to be the beneficial owner of five percent or more of the outstanding classes shown; (ii) each director; (iii) each of the Named Executive Officers; and (iv) all directors and executive officers of the Company as a group.


                                             Common Stock           Series C Preferred Stock       Total Voting Power
                                      --------------------------- -----------------------------  ------------------------
                                         Number of      Percent      Number of
                                          Shares          of          Shares         Percent        Number      Percent
                                       Beneficially      Class     Beneficially      of Class      of Votes    of Votes
                                         Owned (a)        (b)        Owned (a)         (b)           (c)        (b)(e)
                                      ---------------- ---------- ---------------  ------------  ------------ -----------
Whitney Equity Partners, L.P.(d)          510,000         51.0%         1,743          63.3%        511,743       51.0%
Jeffrey A. Miller(f)(g)                   449,202         44.9            928          33.7         450,130       44.9
James H. Fordyce(f)                            --           --             --            --              --         --
William P. Killian(h)                       8,166           *              17            *            8,183         *
Robert D. Endacott(i)                       8,166           *              17            *            8,183         *
Charles J. Norris(j)                       16,300          1.6             34           1.2          16,334        1.6
All directors and executive
  officers as a group
  (consisting of 14 Persons)              490,000         49.0          1,012          36.7         490,012       49.0

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

(d) Whitney Equity Partners, L.P. ("WEP"), 177 Broad Street, Stamford, Connecticut 06901, has 510,000 shares of Common and 1,743 shares of Series C Preferred allocated to its Rush Creek capital account. WEP is a manager of Rush Creek (see Note (f)).

(e) The Whitney Subordinated Debt Fund, L.P., 177 Broad Street, Stamford, Connecticut 06901, a fund managed by Whitney & Co. ("WSDF") owns a Warrant to purchase up to 176,471 shares of Common Stock at $.01 per share allocated to its Rush Creek capital account. WSDF is a manager of Rush Creek (see Note (f)). If the Warrant were exercised in full, the voting power (with respect to allocated shares of Series C Preferred and Common) of all other entities, individuals, and the group listed in the above table would be diluted, with the resulting voting percentages as follows:

                                                                                                    Resulting
                                                                                                   Voting Power
                                                                                                     Assuming
                                                                                                    Exercise of
Beneficial Owner                                                                                      Warrant
----------------                                                                                --------------------
WEP                                                                                                    43.4%
WSDF                                                                                                   15.0
Jeffrey A. Miller (see Note (g), below)                                                                38.2
Charles J. Norris (see Note (j), below)                                                                 1.4
All directors and executive officers as a group (consisting of 14 persons)                             41.6

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

VOTING AGREEMENT

         Pursuant to a Stockholders' and Members' Agreement among the stockholders of the Company and the Members of Rush Creek, the parties thereto have agreed to vote to elect a six-member board of directors consisting of (i) two directors designated by Whitney & Co. (or WEP and WSDF) (currently, Mr. Fordyce and Mr. Tenniswood); (ii) two directors designated by certain senior executive officers of the Company ("Management") (currently, Mr. Miller and Mr. Endacott); and (iii) two independent directors who are agreeable to each of Whitney & Co. and Management (currently, Messrs. Hook and Killian). The Stockholders' and Members' Agreement further provides that, in the event of a material breach of certain documents entered into by the parties in connection with the Management Buy-Out ("Transaction Documents"), the parties agree to increase the number of directors to nine and to elect three additional directors designated by Whitney & Co. (or WEP and WSDF). Each Member of Rush Creek, other than WSDF, currently has one vote per Membership Unit. However, pursuant to the Rush Creek Operating Agreement, the Membership Units of Rush Creek are designated as either "Institutional Investor Membership Units" (which includes the Membership Units held by WEP and WSDF) or "Management Membership Units" (which includes the Membership Units held by the Miller LLC, the Miller Trust, the Norris LLC, and the Norris Trust). The election of the Managers of Rush Creek is subject to a provision of the Operating Agreement which requires that two managers shall be elected by a majority of the Institutional Investor Membership Units and two managers shall be elected by a majority of the Management Membership Units. The Operating Agreement further provides that, in the event of a material breach of a Transaction Document, one additional manager shall be designated by a majority of the Institutional Investor Membership Units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

JEFFREY MILLER / J. MILLER MANAGEMENT

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

         On October 29, 1999, Mr. Miller and the Company entered into an agreement whereby Mr. Miller resigned as an employee. Under this agreement, Mr. Miller agreed to remain as a Director of the Company and to serve as a non-employee Chairman of the Board. Related to this agreement, Mr. Miller, JMM, and the Company also entered into a consulting agreement under which JMM agreed to perform consulting services on an as needed basis at a rate of $498,750 per year from the period October 18, 1999 through October 17, 2000 and at a rate of $200,000 per year from the period October 18, 2000 through October 17, 2001.

OTHER

         Two of the directors of the Company (Messrs. Fordyce and Miller) are managers of Rush Creek, which holds 100% of the Common and Series C Preferred Stock of the Company. One of the directors of the Company (Mr. Fordyce) is a managing director of Whitney & Co., which manages Whitney Equity Partners, L.P., a principal owner of Rush Creek. See "Capital Stock and Principal Stockholders -- Principal Stockholders." The Company has agreed to pay Whitney & Co. a monitoring fee of $50,000 annually on the first business day of each year commencing in 1998, and an annual recognition fee of $25,000, also commencing in 1998. In exchange for these fees, Whitney & Co. performs financial and strategic investment advisory services for the Company. The recognition fee is accrued annually and will become payable upon the occurrence of an initial public offering or an "Organic Transaction" (as defined in the Certificate to include a sale of substantially all the assets of the Company or a merger of the Company or other similar transaction) or an initial public offering of the Company's securities. In connection with the Management Buy-Out, the Company agreed to pay certain legal fees on behalf of Whitney & Co. During Fiscal 2000, Aqua-Chem paid legal fees totaling $77,386 on behalf of Whitney & Co.

         James A. Feddersen, Secretary of Aqua-Chem, is a shareholder in the law firm of Whyte Hirschboeck Dudek S.C., which performs legal services for Aqua-Chem. Through Rush Creek, Mr. Feddersen owns approximately 8,166 shares, or approximately 0.8% of the outstanding Common Stock and approximately 17 shares, or approximately 0.6%, of the outstanding Series C Preferred Stock. See "Capital Stock and Principal Stockholders -- Common and Series C Preferred" and "Legal Matters." For Fiscal year 2000, the Company paid $1,063,544 in fees to Whyte Hirschboeck Dudek S.C.

         Robert D. Endacott, a Director of the Company, was a founding member of CMR Partners, LLC, ("CMR") which has provided consulting services to the Company since 1997. Through Rush Creek, Mr. Endacott owns approximately 8,166 shares, or approximately 0.8% of the outstanding Common Stock and approximately 17 shares, or approximately 0.6%, of the outstanding Series C Preferred Stock. See "Capital Stock and Principal Stockholders -- Common and Series C Preferred." Subsequent to March 31, 1999, and prior to Mr. Endacott joining the Company as an employee on June 1, 1999, CMR was paid retainer fees totaling $40,500. Mr. Endacott remained an employee of the Company from June 1, 1999 until he resigned on November 19, 1999. During his tenure as an employee, Mr. Endacott earned a salary totaling $87,243 and, upon his resignation, received severance payments totaling $100,000. In April 2000, Mr. Endacott was named as a Director of the Company.

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

FINANCIAL STATEMENTS INCLUDED IN ITEM 8

         See "Index to Financial Statements of Aqua-Chem, Inc." set forth in
Item 8, "Financial Statements and Supplementary Data."


INDEX TO FINANCIAL STATEMENTS AND SCHEDULE INCLUDED IN ITEM 14

Schedule of the Company and Consolidated Subsidiaries

                                                                            PAGE
                                                                            ----
Schedule II   Valuation and qualifying accounts for the years ended
              March 31, 2000 and 1999, the three months ended March 31,
              1998, the five months ended December 31, 1997, the
              seven months ended July 31, 1997............................   55

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

                                 AQUA-CHEM, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS


                                                                  Additions
                                                           -----------------------
                                              Balance at   Charged to   Charged to                Balance at
                                               Beginning    Costs and     Other                     End of
                                               of Period    Expenses     Account     Deductions     Period
                                              ----------   ----------   ----------   ----------   ----------
Allowance for doubtful accounts receivable:
  April 1 to March 31, 2000                   $      848   $      103   $       --   $      121   $      830
                                              ==========   ==========   ==========   ==========   ==========

  April 1 to March 31, 1999                   $      548   $       27   $      300(a)$       27   $      848
                                              ==========   ==========   ==========   ==========   ==========

  January 1 to March 31, 1998                 $      638   $       74   $       --   $      164   $      548
                                              ==========   ==========   ==========   ==========   ==========

  August 1 to December 31, 1997               $      684   $       28   $       --   $       74   $      638
                                              ==========   ==========   ==========   ==========   ==========

  January 1 to July 31, 1997                  $      659   $      136   $       --   $      111   $      684
                                              ==========   ==========   ==========   ==========   ==========


(a) Reflects the balance acquired as a result of the acquisition of National Dynamics Corporation.

REPORTS ON FORM 8-K

         The Company filed no reports on Form 8-K during Fiscal 2000 or through the date of this Form 10-K.

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

SIGNATURES

         Pursuant to the requirements of the Securities Act of 1933, Aqua-Chem, Inc. has duly caused this Registration Statement on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Milwaukee, State of Wisconsin, on this 27th day of June, 2000.

                                       By: /s/ James A. Kettinger
                                          -----------------------
                                          Name: James A. Kettinger
                                          Title: Senior Vice President and
                                                 Chief Financial Officer

         Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and as of the date indicated below.

SIGNATURE                                              TITLE
---------                                              -----
Principal Executive Officer:


/s/ David M. Tenniswood                     President and Chief Executive Officer
-----------------------
David M. Tenniswood


Principal Financial and Accounting Officer:


/s/ James A. Kettinger                      Senior Vice President and Chief
-----------------------                     Financial Officer
James A. Kettinger


Board of Directors:

/s/ Jeffrey A. Miller                       Director (Chairman of the Board)
-----------------------
Jeffrey A. Miller


/s/ James H. Fordyce                        Director
-----------------------
James H. Fordyce


/s/ James W. Hook                           Director
-----------------------
James W. Hook


/s/ William P. Killian                      Director
-----------------------
William P. Killian


/s/ Robert D. Endacott                      Director
-----------------------
Robert D. Endacott


/s/ David M. Tenniswood                     Director
-----------------------
David M. Tenniswood

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                                   DESCRIPTION
-------                                  -----------
2.1(1)          o      Asset Purchase Agreement dated May 28, 1998 among
                       Aqua-Chem, Inc., National Dynamics Corporation, and
                       certain shareholders of National Dynamics Corporation

3.1(1)          o      Aqua-Chem, Inc. Certificate of Incorporation
                       (incorporating amendments)

3.2(1)          o      Aqua-Chem, Inc. Bylaws

4.1(1)          o      Indenture of Trust dated June 23, 1998 between Aqua-Chem,
                       Inc. and United States Trust Company of New York, as
                       Trustee

4.2(1)          o      Form of Aqua-Chem, Inc. 11 1/4% Senior Subordinated Note
                       Due 2008, to be issued in the Exchange Offer

4.3(1)          o      Form of Aqua-Chem, Inc. 11 1/4% Senior Subordinated Note
                       Due 2008 issued on June 23, 1998

4.4(1)          o      Common Stock Purchase Warrant dated July 31, 1997

9.1(1)          o      Stockholders' and Members' Agreement dated July 31, 1997
                       among the Stockholders of Aqua-Chem, Inc. and the Members
                       of Rush Creek, LLC

10.1(1)         o      Credit Agreement dated June 23, 1998 among Aqua-Chem,
                       Inc. and Comerica Bank

10.2(1)         o      Employment Agreement dated July 31, 1997 between
                       Aqua-Chem, Inc. and Jeffrey A. Miller, as amended

10.3(1)         o      Employment Agreement dated February 5, 1997 between
                       Aqua-Chem, Inc. and Rand E. McNally, as amended

10.4(1)         o      Employment Agreement dated January 20, 1997 between
                       Aqua-Chem, Inc. and J. Scott Barton, as amended

10.5(1)         o      Employment Agreement dated January 7, 1997 between
                       Aqua-Chem, Inc. and Charles J. Norris, as amended

10.6(1)         o      Employment Agreement dated September 1, 1997 between
                       Aqua-Chem, Inc. and Daniel L. Johnson, as amended

10.7(1)         o      Interim Management Agreement dated July 8, 1996 between
                       Aqua-Chem, Inc., J. Miller Management, Inc. and Jeffery
                       A. Miller

10.8(1)         o      Aqua-Chem, Inc. 1997 Stock Option Plan Amended and
                       Restated

10.9(1)         o      Aqua-Chem, Inc. Management Incentive Plan approved
                       November 15, 1996

10.10(1)        o      Aqua-Chem, Inc. Executive Management Incentive Plan
                       approved November 15, 1996

10.11(1)        o      Aqua-Chem, Inc. 1998 Phantom Stock Plan

10.12(1)        o      Amendment to Interim Management Agreement between
                       Aqua-Chem, Inc., J. Miller Management, Inc. and Jeffrey
                       A. Miller

10.13(1)        o      Aqua-Chem, Inc. 11 1/4% Senior Subordinated Notes Due
                       2008, Purchase Agreement dated June 18, 1998

10.14(1)        o      Amended and Restated Securities Purchase Agreement
                       December 5, 1997 by and among Rush Creek, LLC, A-C
                       Acquisition Corp., CB-Kramer Sales and Service, Inc.,
                       Whitney Subordinated Debt Fund, LP, and Whitney Partners,
                       LP

10.15(1)        o      First Amendment and Consent Agreement dated June 23,
                       1998, by and among Rush Creek, LLC, A-C Acquisition
                       Corp., CB-Kramer Sales and Service, Inc., Whitney
                       Subordinated Debt Fund, LP, and Whitney Equity Partners,
                       LP

10.16(1)        o      Letter Agreement with William P. Killian dated December
                       17, 1997

10.17(1)        o      Letter Agreement with James W. Hook dated February 11,
                       1998

10.18(1)        o      Agreement and Plan of Reorganization dated July 31, 1997
                       among Lyonnaise American Holding, Inc., Gestra
                       Corporation N.V., Rush Creek LLC, Aqua-Chem, Inc., A-C
                       Acquisition Corp. and Jeffrey A. Miller [OMITTED
                       PROVISIONS SUBJECT TO CONFIDENTIAL TREATMENT BY ORDER OF
                       THE SECURITIES AND EXCHANGE COMMISSION]

EXHIBIT
NUMBER                                   DESCRIPTION
-------                                  -----------
10.19(1)        o      Amendment dated June 22, 1998 to Agreement and Plan of
                       Reorganization among Lyonnaise American Holding, Inc.,
                       Gestra Corporation N.V., Rush Creek LLC, Aqua-Chem, Inc.,
                       A-C Acquisition Corp. and Jeffrey A. Miller [OMITTED
                       PROVISIONS SUBJECT TO CONFIDENTIAL TREATMENT BY ORDER OF
                       THE SECURITIES AND EXCHANGE COMMISSION]

10.20(1)        o      Employment Agreement dated August 13, 1998 between
                       Aqua-Chem, Inc. and Daniel B. Teich

10.21(1)        o      Aqua-Chem, Inc. 1998 Stock Option Plan

10.22(2)        o      Stock Option Agreement dated September 9, 1998 between
                       Aqua-Chem, Inc. and Daniel J. Johnson

10.23(2)        o      Stock Option Agreement dated September 9, 1998 between
                       Aqua-Chem, Inc. and Jeffrey A. Miller

10.24(2)        o      Stock Option Agreement dated September 18, 1998 between
                       Aqua-Chem, Inc. and Daniel B. Teich

10.25(2)        o      Severance Agreement dated February 8, 1999 between
                       Aqua-Chem, Inc. and J. Scott Barton

10.26(2)        o      Second Amendment to Credit Agreement dated June 23, 1998
                       among Aqua-Chem, Inc. and Comerica Bank

10.27           o      Severance Agreement dated July 21, 1999 between
                       Aqua-Chem, Inc. and Daniel J. Johnson

10.28           o      Severance Agreement dated October 29, 1999 between
                       Aqua-Chem, Inc. and Jeffrey A. Miller

10.29           o      Severance Agreement dated November 12, 1999 between
                       Aqua-Chem, Inc. and Robert D. Endacott

10.30           o      Money.Q4 Summary Plan Description

10.31           o      Employment Agreement dated October 15, 1999 between
                       Aqua-Chem, Inc. and David M. Tenniswood

10.32           o      Employment Agreement dated May 15, 1997 between
                       Aqua-Chem, Inc. and Welch Goggins

10.33           o      Consent and first amendment to Aqua-Chem, Inc. second
                       amended and restated revolving credit agreement

10.34           o      Incentive Bonus Plan Agreement dated June 23, 2000
                       between Aqua-Chem, Inc. and David M. Tenniswood

10.35           o      Incentive Bonus Plan Agreement dated June 23, 2000
                       between Aqua-Chem, Inc. and James A. Kettinger

10.36           o      Incentive Bonus Plan Agreement dated June 23, 2000
                       between Aqua-Chem, Inc. and Robert S. Loomis

10.37           o      Incentive Bonus Plan Agreement dated June 23, 2000
                       between Aqua-Chem, Inc. and Donna P. Chapman

10.38           o      Employment Agreement dated June 27, 2000 between
                       Aqua-Chem, Inc. and Donna P. Chapman

10.39           o      Employment Agreement dated June 27, 2000 between
                       Aqua-Chem, Inc. and James A. Kettinger

16.1(1)         o      Letter regarding change in Certifying Accountant

21.1(1)         o      Subsidiaries of the Registrant

23.1            o      Consent of Arthur Andersen LLP

24.1(1)         o      Powers of Attorney of Directors and Officers of
                       Aqua-Chem, Inc.

25.1(1)         o      Statement of Eligibility of United States Trust Company
                       of New York as Trustee under the Indenture on Form T-1
                       under the Trust Indenture Act of 1939, as amended

27.1            o      Financial Data Schedule (12 months ended 3/31/00)

(1) Previously filed as an exhibit to registration statement on Form S-4 dated January 5, 1999.

(2) Previously field as an exhibit to the Company's Amended Form 10-K dated March 31, 2000.