Form 10-Q
period 2000-06-30
AQUA CHEM INC
filed 2000-08-14
CIK 6992

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from                  to
                                       ----------------    -------------------


                Commission file number
                                       --------------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                           Outstanding at August 14, 2000
----------------------------              ------------------------------
Common Stock, $.01 par value                       1,000,000

                                    INDEX TO
                          QUARTERLY REPORT ON FORM 10-Q
                                       OF
                                 AQUA-CHEM, INC.


                                                                                        Page No.
Part I.  FINANCIAL INFORMATION

         Item 1 - Financial Statements (Unaudited)                                          3

               Consolidated Condensed Statement of Operations -
               Three months ended June 30, 2000 and June 30, 1999                           4

               Consolidated Condensed Balance Sheet -
               June 30, 2000 and March 31, 2000                                             5

               Consolidated Condensed Statement of Cash Flows -
               Three months ended June 30, 2000 and June 30, 1999                           6

               Notes to Consolidated Condensed Financial
               Statements                                                                   7

         Item 2 - Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                                             9

Part II: OTHER INFORMATION

         Item 6 - Exhibits and Reports on Form 8-K                                         12

Signature Page                                                                             13

Exhibit Index                                                                              14

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                 AQUA-CHEM, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                                Three             Three
                                                                                Months            Months
                                                                                Ended             Ended
                                                                               June 30,          June 30,
                                                                                 2000              1999
                                                                            ---------------   ---------------
Net sales                                                                        $57,963           $45,286
Cost of goods sold                                                                43,490            35,834
                                                                            ---------------   ---------------

         Gross margin                                                             14,473             9,452

Selling, general and administrative expense                                       10,141             8,273
Restructuring charges                                                                  -               240
                                                                            ---------------   ---------------

                                                                                  10,141             8,513
                                                                            ---------------   ---------------

Operating income                                                                   4,332               939

Other income (expense):
   Interest income                                                                   101                53
   Interest expense                                                               (3,731)           (3,771)
   Other, net                                                                       (117)             (115)
                                                                            ---------------   ---------------

                                                                                  (3,747)           (3,833)

Income (loss) from continuing
   operations before income
   taxes and minority interest                                                       585            (2,894)
Income tax expense (benefit)                                                         206            (1,068)
Minority interest in earnings
   Of consolidated subsidiary                                                         88                49
                                                                            ---------------   ---------------
Income (loss) from continuing
   operations                                                                        291            (1,875)
                                                                            ---------------   ---------------

Discontinued operations:
  Income from discontinued
    operations,net of tax expense
    of $0 and $30 respectively                                                         -                49

                                                                            ---------------   ---------------

Net income (loss)                                                                   $291           $(1,826)
                                                                            ---------------   ---------------

Preferred stock dividends                                                            103               103
                                                                            ---------------   ---------------

Net income (loss) applicable to common                                              $188           $(1,929)
                                                                            ===============   ===============

PER SHARE DATA:
Basic:
  Income (loss) from continuing operations                                          $.19           $ (1.98)
  Income from discontinued operations                                               -                  .05
                                                                            ---------------   ---------------

  Income (loss) per common share                                                    $.19           $ (1.93)
                                                                            ===============   ===============

Diluted:
  Income (loss) from continuing operations                                          $.19           $ (1.98)
  Income from discontinued operations                                                -                 .05
                                                                            ---------------   ---------------

  Income (loss) per common share                                                    $.19           $ (1.93)
                                                                            ===============   ===============




The accompanying notes to the consolidated condensed financial statements are an integral part of this statement.

                                 AQUA-CHEM, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)



                                                                                                        June 30,        March 31,
ASSETS                                                                                                    2000            2000
                                                                                                      --------------  --------------
Current assets:
   Cash and cash equivalents                                                                                $12,016         $7,326
   Accounts receivable, less allowances of $747
     at June 30, 2000 and $830 at March 31, 2000                                                             36,146         36,870
   Revenues in excess of billings                                                                             9,627          6,939
   Inventories                                                                                               23,709         26,063
   Deferred income taxes                                                                                      6,230          6,230
   Prepaid expenses and other current assets                                                                  1,697          1,727
                                                                                                      --------------  --------------

         Total current assets                                                                                89,425         85,155
Property, plant and equipment - net                                                                          31,972         32,576
Intangible assets, less accumulated amortization of
   $2,884 at June 30, 2000 and $2,522 at March 31, 2000                                                      37,011         37,373
Deferred income taxes                                                                                         7,498          7,498
Other assets                                                                                                  6,910          6,987
                                                                                                      --------------  --------------

         TOTAL ASSETS                                                                                      $172,816       $169,589
                                                                                                      ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Short-term borrowings                                                                                       $  -         $  500
   Accounts payable
     Trade                                                                                                   16,402         15,637
     Other                                                                                                    5,304          5,547
   Billings in excess of revenues                                                                             3,026          4,463
   Compensation and profit sharing                                                                            3,926          3,509
   Accrued restructuring costs                                                                                  987          1,406
   Accrued interest                                                                                           7,032          3,591
   Net liabilities of discontinued operations                                                                 3,214          3,445
   Other accrued expenses                                                                                    11,960         10,767
                                                                                                      --------------  --------------

         Total current liabilities                                                                           51,851         48,865
Long-term debt                                                                                              125,189        125,189
Other long-term liabilities                                                                                   5,475          5,399
                                                                                                      --------------  --------------

         Total other liabilities                                                                            130,664        130,588
Minority interest in a consolidated subsidiary                                                                  689            602
Preferred stock with mandatory redemption provisions                                                          5,073          4,970
Stockholders' equity:
   Common stock, $.01 par value. Authorized
     2,000,000 shares; issued and outstanding
     1,000,000 shares at June 30, 2000 and March 31, 2000                                                        10             10
   Additional paid-in capital                                                                                    90             90
   Retained earnings (deficit)                                                                              (15,496)       (15,684)
   Accumulated other comprehensive income (loss)                                                                (65)           148
                                                                                                      --------------  --------------

         Total stockholders' equity (deficit)                                                               (15,461)       (15,436)
                                                                                                      --------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                                       $172,816       $169,589
                                                                                                      ==============  ==============


The accompanying notes to the consolidated condensed financial statements are an integral part of this statement.

                                 AQUA-CHEM, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                                       Three             Three
                                                                                                       Months           Months
                                                                                                       Ended             Ended
                                                                                                      June 30,         June 30,
                                                                                                        2000             1999
                                                                                                   ---------------  ----------------
Cash flows from operating activities:
   Net income (loss)                                                                                      $291          $ (1,826)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                                                     1,601             1,450
       Minority interest in earnings of consolidated
         subsidiary                                                                                         88                49
       (Income) Loss from discontinued operations, net                                                       -               (49)
       Restructuring charges, net of cash expended of $419
         and $1,021, respectively                                                                         (419)             (781)
   Increase (decrease) in cash due to changes in:
     Accounts receivable                                                                                   724              (523)
     Revenues in excess of billings                                                                     (2,688)             (271)
     Inventories                                                                                         2,354             1,583
     Prepaid expenses and other current assets                                                              30              (504)
     Accounts payable--trade                                                                               765            (6,073)
     Accounts payable--other                                                                              (243)              443
     Billings in excess of revenues                                                                     (1,437)              566
     Accrued expenses and other current liabilities                                                      4,820             2,285
     Other, net                                                                                            (54)             (728)
                                                                                                   ---------------  ----------------
         Total adjustments                                                                               5,541            (2,553)
                                                                                                   ---------------  ----------------

Net cash provided by (used in) operating activities                                                      5,832            (4,379)

Cash flows from investing activities:
   Proceeds from sales of property, plant and equipment                                                      6             1,192
   Additions to property, plant and equipment                                                             (648)           (1,092)
                                                                                                   ---------------  ----------------

Net cash provided by (used in) investing activities                                                       (642)              100

Cash flows from financing activities:
   Net change in short-term borrowings                                                                    (500)                -

                                                                                                   ---------------  ----------------
Net cash provided by (used in) financing activities                                                       (500)                -

Net increase (decrease) in cash and cash equivalents                                                     4,690            (4,329)

Cash and cash equivalents at beginning of period                                                         7,326             5,498
                                                                                                   ---------------  ----------------
Cash and cash equivalents at end of period                                                             $12,016            $1,169
                                                                                                   ===============  ================

Cash paid during the period for:
   Interest                                                                                                 $-                $-
   Taxes                                                                                                     -                22

The accompanying notes to the consolidated condensed financial statements are an integral part of this statement.

                                 AQUA-CHEM, INC.
                              NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                     (DOLLARS IN THOUSANDS EXCEPT AS NOTED)



In the opinion of Management, the accompanying unaudited financial statements of Aqua-Chem, Inc. contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position as of June 30, 2000, and the results of operations and cash flows for the periods indicated. Interim financial results are not necessarily indicative of operating results for an entire year. Certain notes and other information have been condensed or omitted from these interim consolidated condensed financial statements. Therefore, these statements should be read in conjunction with the Aqua-Chem, Inc. Consolidated Financial Statements as of March 31, 2000 and 1999, respectively.


(1)      Inventories

         Inventories consist of the following:

                                                                                      June 30,         March 31,
                                                                                       2000              2000
                                                                                  --------------  ----------------
         Raw materials and work-in-process                                            $18,126          $20,813
         Finished goods                                                                 5,583            5,250
                                                                                  --------------  ----------------

         Total inventories                                                            $23,709          $26,063
                                                                                  ==============  ================


(2)      Revolving Credit Facility

         Aqua-Chem has a $45,000 secured revolving credit facility with three major banks. Borrowings under this facility are made in the form of revolving credit notes. These notes bear interest at a rate of either prime or a Euro currency-based rate as defined in the facility. The revolving credit agreement will terminate July 1, 2003. The facility is secured by substantially all of the assets of the Company. Outstanding borrowings totaled $0 and $500 at June 30, 2000 and March 31, 2000, respectively. The amount available under the facility is reduced by revolver usage, outstanding letters of credit, and certain reserves as defined in the facility. At June 30, 2000, availability under this line totaled $40.7 million. Among other restrictions, the credit agreement contains covenants relating to financial ratios and other limitations, as defined by the agreement. As of June 30, 2000, the Company was in compliance with the covenants contained in the agreement.

(3)      Restructuring Reserves

         As of March 31, 2000, the Company's restructuring reserves totaled $1,406. During the first quarter of Fiscal 2001, the Company utilized $419 of these reserves primarily for severance and related termination costs leaving a balance of $987 at June 30, 2000.

(4)      Discontinued Operations

         During the fourth quarter of Fiscal 2000, the Company decided to exit its Seawater and Industrial Business (the "S&I Business") and has adjusted its reporting for all periods to reflect this business as a discontinued operation.

         The Company intends to complete all active contracts of the S&I Business and to fulfill its commitments for warranty service, payments to vendors, and all other appropriate liabilities. While the Company intends to fulfill those commitments of the S&I Business within one year, management is pursuing other, more cost effective, strategic alternatives, including opportunities to sell all or part of the discontinued business. No assurances can be given that any such alternatives will be consummated.

         In accordance with its treatment of the S&I Business as a discontinued operation, the Company has separately delineated the net liabilities and net operating results of the S&I Business on its Consolidated Condensed Financial Statements. The following tables present certain additional financial information with respect to the S&I Business:

                                                                                 Three             Three
                                                                                 Months            Months
                                                                                 Ended             Ended
                                                                                June 30,          June 30,
                                                                                 2000              1999
                                                                            ---------------- -----------------
         Net sales                                                              $1,522           $4,355
         Cost of goods sold                                                      1,281            3,216
                                                                            ------------- -----------------

         Gross margin                                                              241            1,139
         Selling, general and administrative expenses                              907            1,060
                                                                            ------------- -----------------

         Operating Income (loss)                                                  (666)              79
         Income tax expense                                                          -               30
                                                                            ------------- -----------------

         Net Income (loss)                                                       $(666)             $49
                                                                            ============= =================


         The Company charged the net pre-tax loss of $666 incurred by the S&I Business during the quarter ended June 30, 2000 against the reserves established at March 31, 2000 to provide for the orderly exit from the S&I Business.

(5)      Segment Information

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


                                                                                            Three             Three
                                                                                            Months            Months
                                                                                            Ended             Ended
                                                                                           June 30,          June 30,
         Segment                                                                             2000              1999
                                                                                        ----------------  ----------------
         Net sales:
            Boiler Group                                                                     $53,817           $40,050
            F&M Business                                                                       4,146             5,236
                                                                                        ----------------  ----------------

                  Total                                                                      $57,963           $45,286
                                                                                        ================  ================

         Income (loss) before income taxes,
          minority interest and extraordinary item:
              Boiler Group                                                                   $ 5,500           $ 1,386
              F&M Business                                                                      (782)              (77)
              Other                                                                           (4,133)           (4,203)
                                                                                        ----------------  ----------------

                  Total                                                                        $ 585           $(2,894)
                                                                                        ================  ================


(6)      New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging

         Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement must be adopted no later than April 1, 2001, although earlier application is permitted. The Company is currently evaluating the impact of adopting SFAS No. 133 but does not expect the impact to be material to its financial position or results of operations.

(7)      Accumulated Comprehensive Income

         Accumulated other comprehensive income consists solely of cumulative translation adjustments as of June 30, 2000 and March 31, 2000, as follows:

                                                                                          June 30,         March 31,
                                                                                            2000             2000
                                                                                        --------------  ----------------

         Cumulative translation adjustment                                                     $(65)           $148

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS OF AQUA-CHEM

         The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated condensed financial statements of the Company appearing elsewhere in this document.


RESULTS OF OPERATIONS

         Net sales and gross margins for the Boiler Group and the F&M Business for the periods indicated is listed below. These amounts exclude activity associated with the S&I Business.


                                                                                              Three Months Ended
                                                                                                   June 30,
                                                                                            2000             1999
                                                                                         -------------  ----------------
                                                                                             (dollars in millions)
Net sales:
   Boiler Group                                                                            $53.8           $40.1
   F&M Business                                                                              4.2             5.2
                                                                                         -------------  ----------------

         Total                                                                             $58.0           $45.3
                                                                                         =============  ================

Gross Margin:
   Boiler Group                                                                            $14.4            $8.5
   F&M Business                                                                               .1             1.0
                                                                                         -------------  ----------------

         Total                                                                             $14.5            $9.5
                                                                                         =============  ================



THREE MONTHS ENDED June 30, 2000 COMPARED TO THREE MONTHS ENDED June 30, 1999

         Net Sales. Net sales from continuing operations for the quarter ended June 30, 2000 increased $13.7 million (28.0%) to $58.0 million from $45.3 million for the comparable period of Fiscal 2000. Boiler Group revenue grew $13.7 million due to increased shipments of premium firetube boilers, industrial watertube boilers, and energy recovery systems. Net sales from the F&M Business declined $1.0 million due to lower revenue from its military product lines.

         Gross Margin. Gross margin increased $5.0 million (53.1%) to $14.5 million from $9.5 million. The gross margin percentage increased 4.1 percentage points to 25.0% from 20.9% for the comparable period during Fiscal 2000. The Boiler Group's Fiscal 2000 gross margin percentage increased 5.6 percentage points to 26.7% due to a sales mix weighted more heavily to higher margin boilers and related equipment and after market product and services. In addition, the quarter ended June 30, 1999 was impacted by manufacturing inefficiencies associated with the Boiler Group's closure of its Greenville, MS facility. F&M Business' gross margin percentage decreased 17.6 percentage points to 1.9% primarily as a result of manufacturing disruption associated with the removal of the deaerator product line from its Knoxville, TN facility combined with lower overall production at that facility resulting from the aforementioned transfer of the deaerator line as well as lower volume of the traditional F&M Business' products resulting from soft markets.

         Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased $1.9 million (22.6%) to $10.1 million from $8.3 million for the comparable period during Fiscal 2000. The increase is due primarily to higher commission cost related to the higher Boiler Group sales volume and mix favoring higher margin product, which typically carry higher commission rates, and to increased expense associated with performance-based compensation resulting from improved operating results.

         Restructuring. During the first quarter of Fiscal 2000, the Company recorded a $.2 million restructuring charge related to employee termination payments and related outplacement services. The Company recorded no restructuring charges during the first quarter of Fiscal 2001.

         Operating Income. For the reasons set forth above, operating income increased $3.4 million to $4.3 million from $.9 million for the comparable period during Fiscal 2000.

         Other Income (Expense). Other Income (Expense) for the first quarter of Fiscal 2001 was an expense of $3.7 million as compared to an expense of $3.8 million during the comparable period during Fiscal 2000. Interest expense totaled $3.7 million and $3.8 million during the first quarters of Fiscal 2001 and Fiscal 2000, respectively.

         Discontinued Operations. During the first quarter of Fiscal 2000, the Company recognized pretax income of $.1 million on its S&I Business. During the fourth quarter of Fiscal 2000, the Company recorded a pre-tax charge of $4.2 million related to its decision to exit the S&I Business, including a reserve for anticipated operating losses during Fiscal 2001. As a result, during the first quarter of Fiscal 2001, the Company recognized no income or loss associated with the S&I Business. See Note 4 to the Consolidated Condensed Financial Statements for further information.

         Backlog. The Company's Backlog from continuing operations as of June 30, 2000 decreased $3.5 million to $60.6 million from $64.1 million at March 31, 2000. The Boiler Group's backlog decreased $3.2 million to $55.5 million from $58.7 million due to strong shipment volume during the quarter. The F&M Business' backlog declined slightly to $5.1 million from $5.4 million.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities was $5.5 million during the period as compared to cash used of $2.6 million during the first quarter of Fiscal 2000. The increase of $8.1 million is attributable to improved operating results and inventory management combined with more favorable timing of accounts payable offset partially by increased net revenue in excess of billings resulting from a mix of larger projects with less favorable payment terms.

         Cash used in investing activities was $.6 million during the period as compared to cash provided of $.1 million during the first quarter of Fiscal 2000. Capital spending during the period totaled $.6 million whereas capital spending during the first quarter of Fiscal 2000 totaled $1.1 million. During the first quarter of Fiscal 2000, the Company also received proceeds of $1.2 million related to the sale of its vacant manufacturing facility in Lebanon, PA.

         Cash used in financing activities was $.5 million during the period and related to net repayments on the Company's revolving credit facility. During the first quarter of Fiscal 2000, there was no net cash provided by or used in financing activities.

BORROWING AVAILABILITY AND LIMITATIONS.

         The Company has a $45.0 million revolving credit facility that is secured by substantially all assets of the Company. Under the revolving credit facility, the Company is required to comply with covenants included in the agreement as amended. These covenants include a requirement to maintain a specified level of consolidated tangible net worth, a specified fixed charge coverage ratio, and a specified senior funded debt to consolidated EBITDA ratio. As of June 30, 2000, under the amended revolving credit facility, the Company was eligible to borrow $40.7 million, had no borrowings against the facility, and had $10 million of invested cash. Subsequent to June 30, in addition to funding normal operating matters, the Company made a $7.0 million interest payment on its Senior Subordinated Notes without borrowing on its line of credit. As of August 10, 2000, under the amended revolving credit facility, the Company was eligible to borrow $41.0 million, had no borrowings against the facility, and had $6.1 million of invested cash. The Company intends to fund future working capital, capital expenditures and debt service requirements through cash flows generated from operating activities and, when necessary, from borrowings under the revolving credit facility.

         At June 30, 2000 the Company had $125 million of 11 1/4% Senior Subordinated Notes (the "Notes") outstanding under an Indenture dated June 23, 1998 (the "Indenture"). The Indenture generally prohibits the Company from incurring additional debt unless the Company satisfies certain requirements identified in the Indenture. At June 30, 2000, subject to other covenant limitations, the Company could have incurred approximately $74.7 million of additional indebtedness pursuant to the terms of the Indenture.

         The Company expects that its cash needs for debt service under the Indenture during the remaining three quarters of Fiscal 2001 will be approximately $14 million. During July, the Company paid $7 million out of its cash reserves, and the remaining $7 million is due in January 2001. Mandatory repayments of the Company's outstanding indebtedness and mandatory redemptions of the Company's outstanding Series A Preferred Stock subsequent to June 30, 2000 are $1 million in each of Fiscal 2001 and 2002 and $125 million thereafter.

         The Company believes that its manufacturing facilities and computer software and hardware are generally adequate to meet projected needs. During Fiscal 2001, the Company expects to make approximately $4 million of capital expenditures to be spent primarily at its manufacturing facilities on projects and equipment designed to improve quality and efficiency. During the first quarter of Fiscal 2001, the Company's capital spending totaled $.6 million.

         Management believes that its existing cash resources, cash generated from operating activities, and its borrowing availability under the revolving credit facility will be adequate to cover the Company's working capital, debt service and capital expenditure requirements on a short and long term basis.

         At June 30, 2000, the Company had no material market risk exposure (e.g., interest rate risk, foreign currency exchange rate risk or commodity price risk).

STRATEGY

The Board of Directors of the Company has, in the past and may, from time to time in the future, consider a variety of strategic alternatives to maximize shareholder value for the holders of common and preferred stock, including, but not limited to, the disposition of one or more of its business units, the repurchase of its outstanding notes, entering into partnerships, joint ventures, or other strategic alliances or the pursuit of acquisitions within its industry.

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

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934,the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             AQUA-CHEM, INC. (Registrant)


Date: August 14, 2000                        By: /s/ James A. Kettinger
                                                 -------------------------
                                                 James A. Kettinger
                                                 Senior Vice President and
                                                 Chief Financial Officer

                                  EXHIBIT INDEX
                        TO QUARTERLY REPORT ON FORM 10-Q
                                       OF
                                 AQUA-CHEM, INC.




EXHIBIT                                   INCORPORATED HEREIN            FILED
NUMBER            DESCRIPTION                BY REFERENCE               HEREWITH


27       Financial Data Schedule                                           X
         (3 months ended June 30, 2000)