Form 10-Q
period 2000-09-30
AQUA CHEM INC
filed 2000-11-14
CIK 6992

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                   Class                        Outstanding at November 14, 2000
         ----------------------------           --------------------------------
         Common Stock, $.01 par value                    1,000,000

                                    INDEX TO
                          QUARTERLY REPORT ON FORM 10-Q
                                       OF
                                 AQUA-CHEM, INC.


                                                                                                          Page No.
Part I.       FINANCIAL INFORMATION


              Item 1 -Financial Statements (Unaudited)                                                       3

                  Consolidated Condensed Statement of Operations -
                  Three and six month periods ended
                  September 30, 2000 and September 30, 1999                                                  4

                  Consolidated Condensed Balance Sheet -
                  September 30, 2000 and March 31, 2000                                                      5

                  Consolidated Condensed Statement of Cash Flows -
                  Six months ended September 30, 2000 and September 30, 1999                                 6

                  Notes to Consolidated Condensed Financial
                  Statements                                                                                 7

              Item 2 -       Management's Discussion and Analysis
                             of Financial Condition and Results
                             of Operations                                                                  10

Part II:      OTHER INFORMATION

              Item 6 -       Exhibits and Reports on Form 8-K                                               15

Signature Page                                                                                              16

Exhibit Index                                                                                               17

                                                                               2

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                 AQUA-CHEM, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)



                                                                  Three Months Ended                   Six Months Ended
                                                                     September 30,                       September 30,
                                                            ---------------------------------   ---------------------------------
                                                                 2000              1999              2000              1999
                                                            ----------------  ---------------   ---------------   ---------------

Net sales                                                        $57,151           $53,221          $115,114          $ 98,507
Cost of goods sold                                                42,307            41,327            85,797            77,161
                                                            ----------------  ---------------   ---------------   ---------------
         Gross margin                                             14,844            11,894            29,317            21,346

Selling, general and administrative expense                        9,950             8,579            20,091            16,852
Restructuring charges                                                  -               594                 -               834
                                                            ----------------  ---------------   ---------------   ---------------
                                                                   9,950             9,173            20,091            17,686
                                                            ----------------  ---------------   ---------------   ---------------
Operating income                                                   4,894             2,721             9,226             3,660

Other income (expense):
   Interest income                                                    96                45               197                98
   Interest expense                                               (3,694)           (3,749)           (7,425)           (7,520)
   Other, net                                                        135                31                18               (84)
                                                            ----------------  ---------------   ---------------   ---------------
                                                                  (3,463)           (3,673)           (7,210)           (7,506)

Income (loss) from continuing
   operations before income
   taxes and minority interest                                     1,431              (952)            2,016            (3,846)
Income tax expense (benefit)                                         852              (369)            1,058            (1,437)
Minority interest in earnings
   of consolidated subsidiary                                        120                78               208               127
                                                            ----------------  ---------------   ---------------   ---------------
Income (loss) from continuing
   operations before extraordinary item                              459              (661)              750            (2,536)
Extraordinary gain from repurchase of
   outstanding notes, net of tax expense of $222                     333                 -               333                 -
                                                            ----------------  ---------------   ---------------   ---------------
Net income (loss) before discontinued
   operations                                                        792              (661)            1,083            (2,536)
Discontinued operations:
   Loss from discontinued
   operations, net of tax benefit
   of $43 and $13 respectively                                         -                70                 -                21
                                                            ----------------  ---------------   ---------------   ---------------

Net income (loss)                                                $   792          $   (731)         $  1,083          $ (2,557)
                                                            ----------------  ---------------   ---------------   ---------------
Preferred stock dividends                                            103               103               206               206
                                                            ----------------  ---------------   ---------------   ---------------
Net income (loss) applicable to common                           $   689          $   (834)         $    877          $ (2,763)
                                                            ================  ===============   ===============   ===============

PER SHARE DATA:
Basic:
  Income (loss) from continuing
    operations                                                   $   .69          $   (.76)         $   .88           $  (2.74)
  Income (loss)from discontinued operations                            -              (.07)               -               (.02)
                                                            ----------------  ---------------   ---------------   ---------------
  Income (loss) per common share                                 $   .69          $  (0.83)             .88           $  (2.76)
                                                            ================  ===============   ===============   ===============

Diluted:
  Income (loss) from continuing
    operations                                                   $   .69          $   (.76)         $   .88           $  (2.74)
  Income (loss)from discontinued operations                            -              (.07)               -               (.02)
                                                            ----------------  ---------------   ---------------   ---------------
  Income (loss) per common share                                 $   .69          $  (0.83)         $   .88           $  (2.76)
                                                            ================  ===============   ===============   ===============



The accompanying notes to the consolidated condensed financial statements are an integral part of this statement.

                                 AQUA-CHEM, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                                            September 30,         March 31,
ASSETS                                                                                          2000                2000
                                                                                       ------------------ ---------------

Current assets:
   Cash and cash equivalents                                                             $    11,599         $   7,326
   Accounts receivable, less allowances of $667
     at September 30, 2000 and $830 at March 31, 2000                                         35,421            36,870
   Revenues in excess of billings                                                             12,144             6,939
   Inventories                                                                                21,291            26,063
   Deferred income taxes                                                                       6,230             6,230
   Prepaid expenses and other current assets                                                   1,909             1,727
                                                                                       ------------------ ---------------
         Total current assets                                                                 88,594            85,155
Property, plant and equipment - net                                                           31,532            32,576
Intangible assets, less accumulated amortization of
   $3,250 at September 30, 2000 and $2,522 at March 31, 2000                                  36,646            37,373
Deferred income taxes                                                                          7,498             7,498
Other assets                                                                                   6,574             6,987
                                                                                       ------------------ ---------------
         TOTAL ASSETS                                                                    $   170,844         $ 169,589
                                                                                       ================== ===============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Short-term borrowings                                                                 $         -         $     500
   Accounts payable
     Trade                                                                                    16,255            15,637
     Other                                                                                     4,740             5,547
   Billings in excess of revenues                                                              3,361             4,463
   Compensation and profit sharing                                                             4,615             3,509
   Accrued restructuring costs                                                                   593             1,406
   Accrued interest                                                                            3,456             3,591
   Net liabilities of discontinued operations                                                  3,729             3,445
   Other accrued expenses                                                                     14,368            10,767
                                                                                       ------------------ ---------------
         Total current liabilities                                                            51,117            48,865
Long-term debt                                                                               123,064           125,189
Other long-term liabilities                                                                    5,548             5,399
                                                                                       ------------------ ---------------
         Total other liabilities                                                             128,612           130,588
Minority interest in a consolidated subsidiary                                                   810               602
Preferred stock with mandatory redemption provisions                                           5,195             4,970
Stockholders' equity:
   Common stock, $.01 par value. Authorized
     2,000,000 shares; issued and outstanding
     1,000,000 shares at September 30, 2000 and March 31, 2000                                    10                10
   Additional paid-in capital                                                                     90                90
   Retained earnings (deficit)                                                               (14,825)          (15,684)
   Accumulated other comprehensive income (loss)                                                (165)              148
                                                                                       ------------------ ---------------
         Total stockholders' equity (deficit)                                                (14,890)          (15,436)
                                                                                       ------------------ ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                     $   170,844         $ 169,589
                                                                                       ================== ===============



The accompanying notes to the consolidated condensed financial statements are an integral part of this statement.

                                 AQUA-CHEM, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                      Six Months Ended
                                                                       September 30,
                                                              ---------------------------------
                                                                     2000              1999
                                                              ----------------  ---------------

Cash flows from operating activities:
   Net income (loss)                                           $     1,083       $    (2,557)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating
     activities:
       Depreciation and amortization                                 3,158             2,924
       Extraordinary gain from repurchase of
       outstanding notes, net of tax                                  (333)                -
       Minority interest in earnings of
         consolidated subsidiary                                       208               127
       Loss from discontinued operations, net of tax                     -                21
       Restructuring charges, net of cash
         Expended of $813 and $1,652,
         Respectively                                                 (813)             (818)
   Increase (decrease) in cash due to changes in:
       Accounts receivable                                           1,449            (3,660)
       Revenues in excess of billings                               (5,205)           (2,459)
       Inventories                                                   4,772             2,821
       Prepaid expenses and other current assets                      (182)             (122)
       Accounts payable--trade                                         618              (494)
       Accounts payable--other                                        (807)              985
       Billings in excess of revenues                               (1,102)               63
       Accrued expenses and other current                            3,684            (1,448)
       liabilities
       Other, net                                                      158            (1,209)
                                                              ----------------  ---------------
         Total adjustments                                           5,605            (3,269)
                                                              ----------------  ---------------

Net cash provided by (used in) operating activities                  6,688            (5,826)

Cash flows from investing activities:
   Proceeds from sales of property, plant and equipment                 52             1,433
   Proceeds from disposal of discontinued
     operations                                                        951                 -
   Proceeds from notes receivable                                        -             2,231
   Additions to property, plant and equipment                       (1,430)           (3,030)
                                                              ----------------  ---------------

Net cash provided by (used in) investing activities                   (427)              634

Cash flows from financing activities:
   Net change in short-term borrowings                                (500)                -
   Repurchase of outstanding notes                                  (1,488)                -
   Dividends paid                                                        -               (60)
                                                              ----------------  ---------------
Net cash used in financing activities                               (1,988)              (60)

Net increase (decrease) in cash and cash equivalents                 4,273            (5,252)

Cash and cash equivalents at beginning of period                     7,326             5,498
                                                              ----------------  ---------------
Cash and cash equivalents at end of period                     $    11,599       $       246
                                                              ================  ===============

Cash paid (received) during the period for:
   Interest                                                    $     7,031       $     7,097
   Taxes                                                       $        17       $    (1,594)



The accompanying notes to the consolidated condensed financial statements are an integral part of this statement.

                                 AQUA-CHEM, INC.
                              NOTES TO CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS
                     (DOLLARS IN THOUSANDS EXCEPT AS NOTED)



In the opinion of Management, the accompanying unaudited financial statements of Aqua-Chem, Inc. contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position of the Company as of September 30, 2000, and the results of operations and cash flows for the periods indicated. Interim financial results are not necessarily indicative of operating results for an entire year. Certain notes and other information have been condensed or omitted from these interim consolidated condensed financial statements. Therefore, these statements should be read in conjunction with the Aqua-Chem, Inc. annual report on Form 10-K for its fiscal year ended March 31, 2000.


(1)      Inventories

         Inventories consist of the following:


                                                              September 30,         March 31,
                                                                  2000                2000
                                                          ---------------------- ----------------


         Raw materials and work-in-process                         $16,424            $20,813
         Finished goods                                              4,867              5,250
                                                          ---------------------- ----------------

         Total inventories                                         $21,291            $26,063
                                                          ====================== ================



(2)      Revolving Credit Facility

         Aqua-Chem has a $45 million secured revolving credit facility with three major banks. Borrowings under this facility are made in the form of revolving credit notes. These notes bear interest at a rate of either prime or a Eurocurrency-based rate as defined in the facility. The revolving credit agreement matures on July 1, 2003. The facility is secured by substantially all of the assets of the Company. Outstanding borrowings totaled $0 and $500 at September 30, 2000 and March 31, 2000, respectively. The amount available under the facility is reduced by revolver usage, outstanding letters of credit, and certain reserves as defined in the facility. At September 30, 2000, availability under this line totaled $40.4 million. Among other restrictions, the credit agreement contains covenants relating to financial ratios and other limitations, as defined by the agreement. As of September 30, 2000, the Company was in compliance with the covenants contained in the agreement.

(3)      Restructuring Reserves

         As of March 31, 2000, the Company's restructuring reserves totaled $1,406. During the first six months of Fiscal 2001, the Company utilized $813 of these reserves primarily for severance and related termination costs leaving a balance of $593 at September 30, 2000. Management believes the remaining reserve adequately reflects the Company's remaining liability associated with past restructuring actions.

(4)      Discontinued Operations

         During the fourth quarter of Fiscal 2000, the Company decided to exit the Seawater and Industrial Business (the "S&I Business") and has adjusted its reporting for all periods to reflect this business as a discontinued operation.

         During the second quarter of Fiscal 2001, the Company sold to Aquatech International Corporation ("Aquatech") certain assets and technology of its Seawater and Industrial Business for approximately $1 million. The agreement also provides for potential future payments to Aqua-Chem based upon Aquatech's sales of certain products during the five years following this transaction. In conjunction with this transaction, five employees of Aqua-Chem's Seawater and Industrial Business agreed to become employees of Aquatech. To complete this transaction, the Company amended its Indenture dated June 23, 1998 related to its 11 1/4% Senior Subordinated Notes Due 2008 ("Notes") with the consent of the holders of a majority of the outstanding Notes to reflect that a disposition or discontinuance of all or a portion of the

         Company's Seawater and Industrial Business shall not constitute an asset disposition as defined by the Indenture.

         The Company intends to complete all active contracts of the remaining S&I Business and to fulfill its commitments for warranty service, payments to vendors, and all other appropriate liabilities. While the Company intends to fulfill those commitments of the remaining S&I Business within one year, management is pursuing other, more cost-effective, strategic alternatives, including opportunities to sell the remaining portions of the discontinued business. However, no assurances can be given that any other such alternatives will be consummated.

         In accordance with its treatment of the S&I Business as a discontinued operation, the Company has separately delineated the net liabilities and net operating results of the S&I Business on its Consolidated Condensed Financial Statements. The following tables present certain additional financial information with respect to the S&I Business:



                                                               Three Months Ended                     Six Months Ended
                                                                  September 30,                        September 30,
                                                        ----------------------------------  -------------------------------------
                                                             2000              1999               2000               1999
                                                        ---------------- -----------------  -----------------  ------------------

         Net sales                                             $1,610           $3,558            $ 3,132             $7,913
         Cost of goods sold                                     1,343            2,682              2,624              5,898
                                                        ---------------- -----------------  -----------------  ------------------

         Gross margin                                             267              876                508              2,015
         Selling, general and administrative expenses             668              989              1,575              2,049
                                                        ---------------- -----------------  -----------------  ------------------

         Operating loss                                          (401)            (113)            (1,067)               (34)
         Income tax benefit                                         -              (43)                 -                (13)
                                                        ---------------- -----------------  -----------------  ------------------

         Net loss                                              $ (401)          $  (70)           $(1,067)            $  (21)
                                                        ================ =================  =================  ==================


         The Company charged the net pre-tax loss of $1,067 incurred by the S&I Business during the six months ended September 30, 2000 against the reserves established at March 31, 2000 to provide for the orderly exit from the S&I Business. Management believes that these reserves, which are included in the Company's net liabilities of discontinued operations, adequately reflect the Company's remaining net liability associated with the exit from the S&I Business.

(5)      Extraordinary Gain From Repurchase of Outstanding Notes

         During the second quarter of Fiscal 2001, the Company purchased, on the open market, $2,125 of the Company's 11 1/4% Senior Subordinated Notes due July 1, 2008 ("Notes") at a price of $1,488, or 70% of face value. The Company recognized a related pre-tax gain of $555, after fees and the early amortization of a pro-rata portion of original issuance costs which were being amortized over the life of the Notes. The after-tax gain on this transaction totaled $333. At September 30, 2000, the remaining Notes outstanding totaled $122,875.


(6)      Segment Information

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




                                                               Three Months Ended                     Six Months Ended
                                                                  September 30,                        September 30,
                                                        ----------------------------------  -------------------------------------
                                                             2000              1999               2000               1999
                                                        ---------------- -----------------  -----------------  ------------------

        Segment

         Net sales:
            Boiler Group                                $      53,175      $      48,119    $     106,992        $      88,169
            F&M Business                                        3,976              5,102            8,122               10,338
                                                        ----------------   ---------------  -----------------    ----------------
                  Total                                 $      57,151      $      53,221    $     115,114        $      98,507
                                                        ================   ===============  =================    ================

         Income (loss) before income
           taxes, minority interest and
           extraordinary item:
              Boiler Group                              $      5,165       $       3,221    $      10,665        $       4,607
              F&M Business                                       180                (236)            (602)                (313)
              Other                                           (3,914)             (3,937)          (8,047)              (8,140)
                                                        ----------------   ---------------  -----------------    ----------------
                  Total                                 $       1,431      $        (952)   $       2,016        $      (3,846)
                                                        ================   ===============  =================    ================


(7)      New Accounting Pronouncements

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

(8)      Accumulated Comprehensive Income

         Accumulated other comprehensive income consists solely of cumulative translation adjustments as of September 30, 2000 and March 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF AQUA-CHEM

         The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated condensed financial statements of the Company appearing elsewhere in this document.


RESULTS OF OPERATIONS

         Net sales and gross margins for the Boiler Group and the F&M Business for the periods indicated are listed below. These amounts exclude activity associated with the S&I Business.


                                                                 Three Months Ended                  Six Months Ended
                                                                    September 30,                     September 30,
                                                           --------------------------------  ---------------------------------
                                                               2000             1999              2000             1999
                                                           --------------  ----------------  ---------------- ----------------
                                                                                 (Dollars in Millions)
                                                           -------------------------------------------------------------------

Net sales:
   Boiler Group                                             $    53.2       $     48.1        $    107.0       $     88.2
   F&M Business                                                   3.9              5.1               8.1             10.3
                                                           --------------  ----------------  ---------------- ----------------
         Total                                              $    57.1       $     53.2        #    115.1       $     98.5
                                                           ==============  ================  ================ ================

Gross Margin:
   Boiler Group                                             $    13.8       $     11.2        $     28.2       $     19.6
   F&M Business                                                   1.0              0.7               1.1              1.7
                                                           --------------  ----------------  ---------------- ----------------
         Total                                              $    14.8       $     11.9        $     29.3       $     21.3
                                                           ==============  ================  ================ ================


THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

         Net Sales. Net sales from continuing operations for the quarter ended September 30, 2000 increased $3.9 million (7.3%) to $57.1 million from $53.2 million for the comparable period of Fiscal 2000. Boiler Group revenue grew 10.6% due to increased volume of firetube boilers, energy recovery systems, and steel fabrication offset partially by lower volume of industrial watertube boilers. Net sales from the F&M Business declined 23.5% due to lower volume from its military and bottled water product lines.

         Gross Margin. Gross margin for the quarter ended September 30, 2000 increased $2.9 million (24.4%) to $14.8 million from $11.9 million for the comparable period of Fiscal 2000. The consolidated gross margin percentage increased 3.5 percentage points to 25.9% from 22.4% for the comparable period during Fiscal 2000. The Boiler Group's gross margin increased 2.6 percentage points to 25.9% due to increased selling prices as well as greater manufacturing efficiencies resulting from higher shop utilization rates, recent capital additions, past restructuring actions, and on-going continuous improvement programs. The F&M Business' gross margin percentage increased 11.9 percentage points to 25.6% due to a sales mix more heavily weighted toward higher margin aftermarket products offset partially by lower shop utilization rates. The lower shop utilization rates resulted from lower production volume following the removal of the deaerator product line from the Knoxville, TN facility. Production volume was also negatively impacted by lower order volume in the bottled water product line due to a decrease in market activity and lower order volume in military product lines related to the timing of military spending on projects that involve the Company's military products.

         Selling, General and Administrative. Selling, General and Administrative spending increased $1.4 million (16.3%) to $10.0 million from $8.6 million for the comparable period of Fiscal 2000 due to higher commission cost related to the higher Boiler Group sales volume, increased Boiler Group research and development spending, and increased expense associated with performance-based compensation resulting from improved operating results.

         Restructuring. The Company recorded no restructuring costs during the second quarter of Fiscal 2001. By comparison, during the second quarter of Fiscal 2000 the Company recorded a $.6 million restructuring charge attributable to employee termination payments and related contractual and outplacement costs.

         Operating Income. For the reasons set forth above, operating income increased $2.2 million to $4.9 million from $2.7 million.

         Other Expense. Other expense for the quarter ended September 30, 2000 was $3.5 million as compared to $3.7 million during the comparable period during Fiscal 2000. Interest expense totaled $3.7 million during the second quarters of Fiscal 2001 and Fiscal 2000, respectively.

         Extraordinary Gain. During the second quarter of Fiscal 2001, the Company purchased, on the open market, $2.1 million of the Company's 11 1/4% Senior Subordinated Notes due July 1, 2008 ("Notes") at a price of $1.5 million, or 70% of face value. The Company recognized a related pre-tax gain, after fees and the early amortization of a pro-rata portion of original issuance costs which were being amortized over the life of the Notes, of $.6 million. After providing for income taxes, the extraordinary gain totaled $.3 million.

         Discontinued Operations. During the quarter ended September 30, 2000, the Company experienced a pre-tax loss on its S&I Business of $.4 million as compared to a pre-tax loss of $.1 million during the comparable period of Fiscal 2000. The current period loss was charged to the reserve for discontinued operations established by the Company during the fourth quarter of Fiscal 2000. As a result, the accompanying Consolidated Condensed Statement of Operations does not reflect a loss from discontinued operations for the quarter ended September 30, 2000. See Note 4 to the Consolidated Condensed Financial Statements for further information.

         During the second quarter of Fiscal 2001, the Company sold to Aquatech International Corporation ("Aquatech") certain assets and technology of its Seawater and Industrial Business for approximately $1 million. The agreement also provides for potential future payments to Aqua-Chem based upon Aquatech's sales of certain products during the five years following this transaction. In conjunction with this transaction, five employees of Aqua-Chem's Seawater and Industrial Business agreed to become employees of Aquatech. To complete this transaction, the Company amended its Indenture dated June 23, 1998 related to its 11 1/4% Senior Subordinated Notes Due 2008 ("Notes") with the consent of the holders of a majority of the outstanding Notes to reflect that a disposition or discontinuance of all or a portion of the Company's Seawater and Industrial Business shall not constitute an asset disposition as defined by the Indenture.

SIX MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1999

         Net Sales. Net sales from continuing operations for the six months ended September 30, 2000 increased $16.6 million (16.9%) to $115.1 million from $98.5 million for the comparable period of Fiscal 2000. Boiler Group revenue grew 21.3% due to increased volume of premium firetube boilers, energy recovery systems and steel fabrication offset partially by lower volume of industrial watertube boilers. Net sales from the F&M Business declined 21.4% due to lower volume from its bottled water and military product lines.

         Gross Margin. Gross margin for the six months ended September 30, 2000 increased $8.0 million (37.6%) to $29.3 million from 21.3 million for the comparable period of Fiscal 2000. The consolidated gross margin percentage increased 3.9 percentage points to 25.5% from 21.6% for the comparable period during Fiscal 2000. The Boiler Group's gross margin increased 4.2 percentage points to 26.4% due to a sales mix weighted more heavily to higher margin boilers and related equipment combined with improved selling prices as well as greater manufacturing efficiencies resulting from higher shop utilization rates, recent capital additions, past restructuring actions and on-going continuous improvement programs. The F&M Business' gross margin percentage decreased 2.9 percentage points to 13.6% from 16.5% primarily as a result of manufacturing disruption associated with the removal of the deaerator product line from its Knoxville, TN facility combined with lower overall production volume at that facility resulting from the aforementioned transfer of the deaerator line. Lower order volume in the bottled water product line due to a decrease in market activity and lower order volume in military product lines related to the timing of military spending on projects that involve the Company's military products also contributed to lower production volume.

         Selling, General and Administrative. Selling, General, and Administrative spending increased $3.2 million (18.9%) to $20.1 million from $16.9 million for the comparable period during Fiscal 2000. The increase is due primarily to higher commission cost related to the higher Boiler Group sales volume and mix favoring higher margin product, which typically carry higher commission rates, to increased Boiler Group research and development spending, and to increased expense associated with performance-based compensation resulting from improved operating results.

         Restructuring. The Company recorded no restructuring charges during the first six months of Fiscal 2001. By comparison, during the first six months of Fiscal 2000, the Company recorded a $.8 million restructuring charge. These charges were attributable to employee termination payments and related contractual and outplacement costs.

         Operating Income. For the reasons set forth above, operating income increased $5.5 million to $9.2 million from 3.7 million.

         Other Expense. Other Expense for the six months ended September 30, 2000 was $7.2 million as compared to $7.5 million during the comparable period during Fiscal 2000. Interest expense totaled $7.4 and $7.5 million during the first six months of Fiscal 2001 and Fiscal 2000, respectively.

         Extraordinary Gain. During the second quarter of Fiscal 2001, the Company purchased, on the open market, $2.1 million of the Company's 11 1/4% Senior Subordinated Notes due July 1, 2008 ("Notes") at a price of $1.5 million, or 70% of face value. The Company recognized a related pre-tax gain, after fees and the early amortization of a pro-rata portion of original issuance costs which were being amortized over the life of the Notes, of $.6 million. After providing for income taxes, the extraordinary gain totaled $.3 million.

         Discontinued Operations. During the six months ended September 30, 2000, the Company experienced a pre-tax loss on its S&I Business of $1.1 million as compared to a pre-tax loss of less than $.1 million during the comparable period of Fiscal 2000. The current period loss was charged to the reserve for discontinued operations established by the Company during the fourth quarter of Fiscal 2000. As a result, the accompanying Consolidated Condensed Statement of Operations does not reflect a loss from discontinued operations for the quarter ended September 30, 2000. See Note 4 to the Consolidated Condensed Financial Statements for further information.

         During the second quarter of Fiscal 2001, the Company sold to Aquatech International Corporation ("Aquatech") certain assets and technology of its Seawater and Industrial Business for approximately $1 million. The agreement also provides for potential future payments to Aqua-Chem based upon Aquatech's sales of certain products during the five years following this transaction. In conjunction with this transaction, five employees of Aqua-Chem's Seawater and Industrial Business agreed to become employees of Aquatech. To complete this transaction, the Company amended its Indenture dated June 23, 1998 related to its 11 1/4% Senior Subordinated Notes Due 2008 ("Notes") with the consent of the holders of a majority of the outstanding Notes to reflect that a disposition or discontinuance of all or a portion of the Company's Seawater and Industrial Business shall not constitute an asset disposition as defined by the Indenture.

BACKLOG

         The Company's backlog from continuing operations as of September 30, 2000 decreased $4.4 million to $59.3 million from $63.7 million at March 31, 2000. The Boiler Group's backlog decreased $5.4 million to $53.3 million from $58.7 million due to strong shipment volume during the quarter following unusually high order volume during the first calendar quarter of 2000 related to the release of orders delayed until after December 31, 1999 associated with concerns regarding the Year 2000 computer issue. Order volume during the second and third quarters of calendar 2000 represents more normalized order levels. The F&M Business' backlog increased $1.0 million to $6.0 million from $5.0 million.



LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities was $6.7 million during the six months ended September 30, 2000 as compared to cash used of $5.8 million during the comparable period of Fiscal 2000. The increase of $12.5 million is attributable to improved operating results as well as accounts receivable and inventory management offset partially by increased net revenue in excess of billings resulting from a mix of larger projects with less favorable payment terms.

         Cash used in investing activities was $.4 million during the period as compared to cash provided of $.6 million during the comparable period of Fiscal 2000. Capital spending during the period totaled $1.4 million whereas capital spending during the comparable period of Fiscal 2000 totaled $3.0 million. During the second quarter of Fiscal 2001, the Company received net proceeds of $1.0 million related to the disposal of a portion of the S&I Business. During the first six months of Fiscal 2000, the Company also received proceeds of $1.2 million related to the sale of its vacant manufacturing facility in Lebanon, PA and $2.2 million related to the settlement of a note receivable associated with the acquisition of National Dynamics Corporation's assets that occurred in June 1998.

         Cash used in financing activities was $2.0 million during the period of which $.5 million related to net repayments on the Company's revolving credit facility and $1.5 million related to the repurchase of Notes.

BORROWING AVAILABILITY AND LIMITATIONS.

         The Company has a $45.0 million revolving credit facility that is secured by substantially all assets of the Company. Under the revolving credit facility, the Company is required to comply with covenants included in the agreement as amended. These covenants include a requirement to maintain a specified level of consolidated tangible net worth, a specified fixed charge coverage ratio, and a specified senior funded debt to consolidated EBITDA ratio. As of September 30, 2000, under the amended revolving credit facility, the Company was eligible to borrow $40.4 million, had no borrowings against the facility, and had $11.6 million of cash and cash equivalents. As of November 10, 2000, under the amended revolving credit facility, the Company was eligible to borrow $41.2 million, had no borrowings against the facility, and had $10.8 million of cash and cash equivalents. The Company intends to fund future working capital, capital expenditures and debt service requirements through cash flows generated from operating activities and, when necessary, from borrowings under the revolving credit facility.

         At September 30, 2000, the Company had $123 million of 11 1/4% Senior Subordinated Notes (the "Notes") outstanding under an Indenture dated June 23, 1998 (the "Indenture"). The Company is able to incur additional debt, provided that the Company satisfies certain requirements identified in the Indenture. The Company's ability to incur such additional indebtedness, however, is limited by covenants included in the Company's revolving credit facility.

         The Company expects that its cash needs for debt service under the Indenture during the remainder of Fiscal 2001 will be approximately $7 million, which is due in January 2001. When the Notes mature in 2008, the Company will be obligated to repay $123 million to the holders of the Notes. Mandatory redemptions of the Company's outstanding Series A Preferred Stock subsequent to September 30, 2000 are $1 million in each of Fiscal 2001 and 2002.

         The Company believes that its manufacturing facilities and computer software and hardware are generally adequate to meet projected needs. During Fiscal 2001, the Company expects to make approximately $4 million of capital expenditures to be spent primarily at its manufacturing facilities on projects and equipment designed to improve quality and efficiency. During the first six months of Fiscal 2001, the Company's capital spending totaled $1.4 million.

         Management believes that its existing cash resources, cash generated from operating activities, and its borrowing availability under the revolving credit facility will be adequate to cover the Company's working capital, debt service and capital expenditure requirements on a short and long term basis.

         At September 30, 2000, the Company had no material market risk exposure (e.g., interest rate risk, foreign currency exchange rate risk or commodity price risk).

STRATEGY

         The Board of Directors of the Company has, in the past and may, from time to time in the future, consider a variety of strategic alternatives to maximize shareholder value for the holders of common and preferred stock, including, but not limited to, the disposition of one or more of its business units, the repurchase of its outstanding notes, entering into partnerships, joint ventures or other strategic alliances or the pursuit of acquisitions within its industry.

LEGAL PROCEEDINGS

         The Company has been named as one of a number of defendants in numerous lawsuits alleging personal injury arising from exposure to asbestos-containing materials contained in certain boilers manufactured by the Company many years ago. To date, the Company has disposed of approximately 3,300 lawsuits of this nature which included at least 27,000 plaintiffs, including the recent settlement of several lawsuits which included over 1,000 plaintiffs each. In the vast majority of these closed cases, neither the Company nor its insurers have made payments to the plaintiffs. The Company has not admitted liability or been found liable for the plaintiffs' injuries in any case.

         Currently, there are at least 12,000 lawsuits pending against the Company which include at least 47,000 plaintiffs. This represents an increase of nearly 1,000 lawsuits and more than 6,000 plaintiffs from the quantities the Company reported in its Annual Report filed on Form 10-K for the fiscal year ended March 31, 2000. While the Company intends to continue to work to dispose of these lawsuits, the number of cases filed and the number of plaintiffs per case have continued to increase, and the Company expects that additional lawsuits will be filed in the future. The Company believes that substantially all of the pending lawsuits are without merit. The Company is vigorously defending the open cases, although many may not be resolved for several years.

         Because pleadings generally do not specify the amount of damages sought, because the Company is typically only one of numerous defendants initially named, and because it is impossible to determine the Company's proportionate share of liability in these cases, the Company cannot calculate its total potential liability in the cases currently pending. However, based on its historical experience, the Company believes that its insurance coverage from its primary and umbrella insurers should be adequate to cover future liabilities in these cases. The Company is unable to predict with precision the number of such cases that may be filed against it in the future or the potential impact of any such lawsuits on the Company. Management is continuing to monitor this situation and intends to take appropriate actions to assess the potential impact of future cases on the Company. Although Aqua-Chem believes the costs and liabilities associated with these matters will not have a material adverse effect on its results of operations or financial condition, there can be no assurance to this effect.

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

                                     PART II

                                OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      See attached Exhibit Index.

(b) In a Current Report on Form 8-K dated September 27, 2000, the Company reported the sale of certain assets and technology of its Seawater and Industrial Business to Aquatech International Corporation. The Company also reported that, to effect this transaction, it amended its Indenture dated June 23, 1998 related to its 11 1/4% Senior Subordinated Notes due 2008 ("Notes") with the consent of the holders of a majority of the outstanding Notes to reflect that a disposition or discontinuance of all or a portion of the Company's Seawater and Industrial Business shall not constitute an asset disposition as defined by the Indenture.

                                                             SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934,the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           AQUA-CHEM, INC. (Registrant)


Date: November 14, 2000                    By: /s/James A. Kettinger
                                               ----------------------
                                               James A. Kettinger
                                               Senior Vice President and
                                               Chief Financial Officer

                                  EXHIBIT INDEX
                        TO QUARTERLY REPORT ON FORM 10-Q
                                       OF
                                 AQUA-CHEM, INC.




EXHIBIT                                   INCORPORATED HEREIN            FILED
NUMBER            DESCRIPTION                BY REFERENCE               HEREWITH


27       Financial Data Schedule                                           X
         (3 months ended September 30, 2000)