Form 10-Q
period 2000-12-31
AQUA CHEM INC
filed 2001-02-14
CIK 6992

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from             to
                                              ------------    --------------


                Commission file number
                                       -------------------------------------

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

                     Class                     Outstanding at February 14, 2001
         ----------------------------          --------------------------------

         Common Stock, $.01 par value                    1,000,000

                                    INDEX TO
                          QUARTERLY REPORT ON FORM 10-Q
                                       OF
                                 AQUA-CHEM, INC.


                                                                        Page No.
Part I.    FINANCIAL INFORMATION

           Item 1 - Financial Statements (Unaudited)                        3

               Consolidated Statement of Operations -
               Three and nine month periods ended
               December 31, 2000 and December 31, 1999                      4

               Consolidated Balance Sheet -
               December 31, 2000 and March 31, 2000                         5

               Consolidated Statement of Cash Flows -
               Nine months ended December 31, 2000 and December 31, 1999    6

               Notes to Consolidated Financial
               Statements                                                   7

           Item 2 -       Management's Discussion and Analysis
                          of Financial Condition and Results
                          of Operations                                    10

Part II:   OTHER INFORMATION

           Item 6 - Exhibits and Reports on Form 8-K                       15

Signature Page                                                             16

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                 AQUA-CHEM, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)



                                                                   Three Months Ended                 Nine Months Ended
                                                                       December 31,                      December 31,
                                                              --------------------------        ---------------------------
                                                                 2000             1999             2000              1999
                                                              ----------       ---------        ----------       ----------
Net sales                                                     $  53,103        $  53,788        $ 168,217        $ 152,296
Cost of goods sold                                               38,686           41,325          124,483          118,485
                                                              ---------        ---------        ---------        ---------

         Gross margin                                            14,417           12,463           43,734           33,811

Selling, general and administrative expense                       9,484            8,267           29,575           25,117
Restructuring charges                                                --              904               --            1,738
                                                              ---------        ---------        ---------        ---------

                                                                  9,484            9,171           29,575           26,855
                                                              ---------        ---------        ---------        ---------

Operating income                                                  4,933            3,292           14,159            6,956

Other income (expense):
   Interest income                                                  194               33              391              131
   Interest expense                                              (3,648)          (3,721)         (11,073)         (11,240)
   Other, net                                                       (88)              14              (70)             (68)
                                                              ---------        ---------        ---------        ---------
                                                                 (3,542)          (3,674)         (10,752)         (11,177)


Income (loss) from continuing
   operations before income
   taxes and minority interest                                    1,391             (382)           3,407           (4,221)
Income tax expense (benefit)                                        686              (52)           1,744           (1,490)
Minority interest in earnings
   of consolidated subsidiary                                        70               96              278              222
                                                              ---------        ---------        ---------        ---------
Income (loss) from continuing
   operations before extraordinary item                             635             (426)           1,385           (2,953)
Extraordinary gain from repurchase of
   outstanding notes, net of tax expense of $222                     --               --              333               --
                                                              ---------        ---------        ---------        ---------
Net income (loss) before discontinued
   operations                                                       635             (426)           1,718           (2,953)
Discontinued operations:
   Loss from discontinued
   operations, net of tax benefit
   of $260 and $273 respectively                                     --              430               --              452
                                                              ---------        ---------        ---------        ---------
Net income (loss)                                             $     635        $    (856)       $   1,718        $  (3,405)
                                                              ---------        ---------        ---------        ---------
Preferred stock dividends                                           149              103              355              309
                                                              ---------        ---------        ---------        ---------
Net income (loss) applicable to common                        $     486        $    (959)       $   1,363        $  (3,714)
                                                              =========        =========        =========        =========

PER SHARE DATA:
Basic:
  Income (loss) from continuing
    operations                                                $     .49        $    (.53)       $    1.36        $   (3.26)
  Loss from discontinued operations                                  --             (.43)              --             (.45)
                                                              ---------        ---------        ---------        ---------
  Income (loss) per common share                              $    0.49        $   (0.96)       $    1.36        $   (3.71)
                                                              =========        =========        =========        =========

Diluted:
  Income (loss) from continuing
    operations                                                $     .49        $    (.53)       $    1.36        $   (3.26)
  Loss from discontinued operations                                  --             (.43)              --             (.45)
                                                              ---------        ---------        ---------        ---------
  Income (loss) per common share                              $    0.49        $   (0.96)       $    1.36        $   (3.71)
                                                              =========        =========        =========        =========


The accompanying notes to the consolidated financial statements are an integral part of this statement.

                                 AQUA-CHEM, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)



                                                                                      December 31,            March 31,
ASSETS                                                                                    2000                  2000
                                                                                     -------------           ----------
Current assets:
   Cash and cash equivalents                                                          $  16,258              $   7,326
   Accounts receivable, less allowances of $808
     at December 31, 2000 and $830 at March 31, 2000                                     32,699                 36,870
   Revenues in excess of billings                                                         9,513                  6,939
   Inventories                                                                           19,283                 26,063
   Deferred income taxes                                                                  5,106                  6,230
   Prepaid expenses and other current assets                                              2,137                  1,727
                                                                                      ---------              ---------

         Total current assets                                                            84,996                 85,155
Property, plant and equipment - net                                                      31,551                 32,576
Intangible assets, less accumulated amortization of
   $3,612 at December 31, 2000 and $2,522 at March 31, 2000                              36,327                 37,373
Deferred income taxes                                                                     7,498                  7,498
Other assets                                                                              6,481                  6,987
                                                                                      ---------              ---------

         TOTAL ASSETS                                                                 $ 166,853              $ 169,589
                                                                                      =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:

   Short-term borrowings                                                              $      --              $     500
   Accounts payable
     Trade                                                                               13,118                 15,637
     Other                                                                                3,634                  5,547
   Billings in excess of revenues                                                         1,429                  4,463
   Compensation and benefits                                                              6,195                  4,020
   Accrued interest                                                                       6,912                  3,591
   Net liabilities of discontinued operations                                             3,120                  3,445
   Other accrued expenses                                                                13,236                 11,662
                                                                                      ---------              ---------

         Total current liabilities                                                       47,644                 48,865
Long-term debt                                                                          123,064                125,189
Other long-term liabilities                                                               5,623                  5,399
                                                                                      ---------              ---------

         Total other liabilities                                                        128,687                130,588
Minority interest in a consolidated subsidiary                                              596                    602
Preferred stock with mandatory redemption provisions                                      4,497                  4,970
Stockholders' equity:
   Common stock, $.01 par value. Authorized
     2,000,000 shares; issued and outstanding
     1,000,000 shares at December 31, 2000 and March 31, 2000                                10                     10
   Additional paid-in capital                                                                90                     90
   Retained earnings (deficit)                                                          (14,363)               (15,684)
   Accumulated other comprehensive income (loss)                                           (308)                   148
                                                                                      ---------              ---------

         Total stockholders' equity (deficit)                                           (14,571)               (15,436)
                                                                                      ---------              ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                  $ 166,853              $ 169,589
                                                                                      =========              =========

The accompanying notes to the consolidated financial statements are an integral part of this statement.

                                 AQUA-CHEM, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                                                                   Nine Months Ended
                                                                                       December 31,
                                                                            --------------------------------
                                                                              2000                    1999
                                                                            ---------              ---------
Cash flows from operating activities:
   Net income (loss)                                                        $  1,718               $ (3,405)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                           4,685                  4,396
       Deferred tax expense                                                    1,124                     --
       Extraordinary gain from repurchase of
         outstanding notes, net of tax                                          (333)                    --
       Minority interest in earnings of
         consolidated subsidiary                                                 278                    222
       Loss from discontinued operations, net of tax                              --                    452
       Restructuring charges, net of cash
         expended of $1,107 and $2,399
         respectively                                                         (1,107)                  (660)
   Increase (decrease) in cash due to changes in:
       Accounts receivable                                                     4,171                 (3,771)
       Revenues in excess of billings                                         (2,574)                (4,763)
       Inventories                                                             6,780                  1,954
       Prepaid expenses and other current assets                                (410)                 1,757
       Accounts payable--trade                                                (2,519)                (2,480)
       Accounts payable--other                                                (1,913)                   738
       Billings in excess of revenues                                         (3,034)                   900
       Accrued expenses and other current liabilities                          7,005                 (7,490)
       Other, net                                                               (397)                 1,204
                                                                            --------               --------
         Total adjustments                                                    11,756                 (7,541)
                                                                            --------               --------

Net cash provided by (used in) operating activities                           13,474                (10,946)

Cash flows from investing activities:
   Proceeds from sales of property, plant and equipment                           62                  1,433
   Proceeds from disposal of discontinued operations                             951                     --
   Proceeds from notes receivable                                                 --                  2,279
   Additions to property, plant and equipment                                 (2,737)                (4,114)
                                                                            --------               --------

Net cash used in investing activities                                         (1,724)                  (402)

Cash flows from financing activities:
   Net change in short-term borrowings                                          (500)                 7,500
   Repurchase of outstanding notes                                            (1,488)                    --
   Redemption of Series A Preferred Stock                                       (815)                    --
   Dividends paid                                                                (15)                   (90)
                                                                            --------               --------
Net cash used in financing activities                                         (2,818)                 7,410

Net increase (decrease) in cash and cash equivalents                           8,932                 (3,938)

Cash and cash equivalents at beginning of period                               7,326                  5,498
                                                                            --------               --------
Cash and cash equivalents at end of period                                  $ 16,258               $  1,560
                                                                            ========               ========

Cash paid (received) during the period for:
   Interest                                                                 $  7,031               $ 14,195
   Taxes                                                                    $     30               $ (1,609)


The accompanying notes to the consolidated financial statements are an integral part of this statement.

                                 AQUA-CHEM, INC.
                              NOTES TO CONSOLIDATED
                               FINANCIAL STATEMENTS
                     (DOLLARS IN THOUSANDS EXCEPT AS NOTED)



In the opinion of Management, the accompanying unaudited financial statements of Aqua-Chem, Inc. contain all adjustments which are of a normal recurring nature necessary to present fairly the financial position of the Company as of December 31, 2000, and the results of operations and cash flows for the periods indicated. Interim financial results are not necessarily indicative of operating results for an entire year. Certain notes and other information have been condensed or omitted from these interim consolidated condensed financial statements. Therefore, these statements should be read in conjunction with the Aqua-Chem, Inc. annual report on Form 10K for its fiscal year ended March 31, 2000.


(1)      Inventories

         Inventories consist of the following:


                                                               December 31,             March 31,
                                                                   2000                   2000
                                                              -------------            ----------
         Raw materials and work-in-process                       $15,283                $20,813
         Finished goods                                            4,000                  5,250
                                                                 -------                -------

         Total inventories                                       $19,283                $26,063
                                                                 =======                =======

(2)      Revolving Credit Facility

         Aqua-Chem has a $45 million secured revolving credit facility with three major banks. Borrowings under this facility are made in the form of revolving credit notes. These notes bear interest at a rate of either prime or a Eurocurrency-based rate as defined in the facility. The revolving credit agreement matures on July 1, 2003. The facility is secured by substantially all of the assets of the Company. Outstanding borrowings totaled $0 and $500 at December 31, 2000 and March 31, 2000, respectively. The amount available under the facility is reduced by revolver usage, outstanding letters of credit, and certain reserves as defined in the facility. At December 31, 2000, availability under this line totaled $40.7 million. Among other restrictions, the credit agreement contains covenants relating to financial ratios and other limitations, as defined by the agreement. As of December 31, 2000, the Company was in compliance with the covenants contained in the agreement.

(3)      Restructuring Reserves

         As of March 31, 2000, the Company's restructuring reserves totaled $1,406. During the first nine months of Fiscal 2001, the Company utilized $1,107 of these reserves primarily for severance and related termination costs leaving a balance of $299 at December 31, 2000. Management believes the remaining reserve, which is included in "Other Accrued Expenses", adequately reflects the Company's remaining liability associated with past restructuring actions.

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

         In accordance with its treatment of the S&I Business as a discontinued operation, the Company has separately delineated the net liabilities and net operating results of the S&I Business on its Consolidated Condensed Financial Statements. The following tables present certain additional financial information with respect to the S&I Business:


                                                               Three Months Ended           Nine Months Ended
                                                                   December 31,                 December 31,
                                                          ---------------------------  ---------------------------
                                                              2000           1999           2000          1999
                                                          ------------  -------------  -------------  ------------
         Net sales                                          $ 1,577       $ 1,907        $ 4,709        $ 9,820
         Cost of goods sold                                     897         1,576          3,521          7,475
                                                            -------       -------        -------        -------

         Gross margin                                           680           331          1,188          2,345
         Selling, general and administrative expenses           556         1,021          2,131          3,070
                                                            -------       -------        -------        -------

         Operating gain (loss)                                  124          (690)          (943)          (725)
         Income tax benefit                                      --          (260)            --           (273)
                                                            -------       -------        -------        -------

         Net gain (loss)                                    $   124       $  (430)       $  (943)       $  (452)
                                                            =======       =======        =======        =======

         The Company charged the net pre-tax loss of $943 incurred by the S&I Business during the nine months ended December 31, 2000 against the reserve established at March 31, 2000 to provide for the orderly exit from the S&I Business. Management believes that this reserve, which is included in the Company's net liabilities of discontinued operations, adequately reflects the Company's remaining net liability associated with the exit from the S&I Business.

(5)      Extraordinary Gain From Repurchase of Outstanding Notes

         During the second quarter of Fiscal 2001, the Company purchased, on the open market, $2,125 of the Company's 11 1/4% Senior Subordinated Notes due July 1, 2008 ("Notes") at a price of $1,488, or 70% of face value. The Company recognized a related pre-tax gain of $555, after fees and the early amortization of a pro-rata portion of original issuance costs which were being amortized over the life of the Notes. The after-tax gain on this transaction totaled $333. At December 31, 2000, the remaining Notes outstanding totaled $122,875.

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


                                                 Three Months Ended                    Nine Months Ended
                                                    December 31,                           December 31,
                                           ------------------------------        -----------------------------
                                              2000               1999                2000               1999
                                           ------------      ------------        ------------       ------------
         Segment

         Net sales:
            Boiler Group                    $ 48,024           $ 47,863           $155,016           $136,032
            F&M Business                       5,079              5,925             13,201             16,264
                                            --------           --------           --------           --------

                  Total                     $ 53,103           $ 53,788           $168,217           $152,296
                                            ========           ========           ========           ========

         Income (loss) before income
            taxes, minority interest and
            extraordinary item:
             Boiler Group                   $  4,817           $  4,241           $ 15,482           $  8,934
             F&M Business                        285                 82               (317)              (304)
             Other                            (3,711)            (4,705)           (11,758)           (12,851)
                                            --------           --------           --------           --------

               Total                        $  1,391           $   (382)          $  3,407           $ (4,221)
                                            ========           ========           ========           ========

(7)      New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This statement must be adopted no later than April 1, 2001, although earlier application is permitted. The Company plans to adopt SFAS No. 133 effective April 1, 2001 and does not expect the impact of adopting this Standard to be material to its financial position or results of operations.

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B to defer the effective date of implementation of SAB No. 101 until the fourth quarter of Fiscal 2001. The Company will adopt SAB 101 during the fourth quarter of Fiscal 2001 and does not expect the adoption of this reporting requirement to have a material impact on its financial position or results of operations.

         In September 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board (the "EITF") issued EITF 00-10 which provided guidance for the accounting for shipping and handling fees and costs. With respect to this issue, EITF 00-10 requires companies to classify as revenues shipping and handling fees billed to customers. The related costs should be reflected within cost of sales or within selling, general and administrative expense. Currently the Company offsets these costs as a reduction of gross sales. Upon implementation, the Company will reclassify the costs to cost of goods sold. The Company will adopt EITF 00-10 during the fourth quarter of Fiscal 2001. The implementation of EITF 00-10 will not impact the Company's reported gross margin, operating income, or net income.

(8)      Accumulated Comprehensive Income

         Accumulated other comprehensive income consists solely of cumulative translation adjustments as of December 31, 2000 and March 31, 2000.



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


                                                    Three Months Ended              Nine Months Ended
                                                        December 31,                    December 31,
                                            --------------------------------- ---------------------------------
                                                 2000              1999             2000             1999
                                            --------------   ---------------- ---------------- ----------------
                                                               (Dollars in Millions)
                                            -------------------------------------------------------------------
Net sales:
   Boiler Group                                  $48.0          $  47.9          $  155.0          $  136.0
   F&M Business                                    5.1              5.9              13.2              16.3
                                                 -----            -----            ------            ------

         Total                                   $53.1          $  53.8          $  168.2          $  152.3
                                                 =====            =====            ======            ======

Gross Margin:
   Boiler Group                                  $13.2          $  11.5          $   41.4          $   31.1
   F&M Business                                    1.2              1.0               2.3               2.7
                                                 -----            -----            ------            ------

         Total                                   $14.4          $  12.5          $   43.7          $   33.8
                                                 =====            =====            ======            ======


THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999

         Net Sales. Net sales from continuing operations for the quarter ended December 31, 2000 decreased $0.7 million (1.3%) to $53.1 million from $53.8 million for the comparable period of Fiscal 2000. Boiler Group revenue grew $0.1 million (0.2%) due to increased volume of firetube boilers and energy recovery systems offset by lower volume of industrial watertube boilers. Net sales from the F&M Business declined $0.8 million (13.6%) due to lower volume from its military and pharmaceutical product lines offset partially by increased volume from its aftermarket parts business and its bottled water product line.

         Gross Margin. Gross margin for the quarter ended December 31, 2000 increased $1.9 million (15.2%) to $14.4 million from $12.5 million for the comparable period of Fiscal 2000. The consolidated gross margin percentage increased 3.9 percentage points to 27.1% from 23.2% for the comparable period during Fiscal 2000. The Boiler Group's gross margin increased 3.5 percentage points to 27.5% due to a sales mix favoring higher margin products combined with improved selling prices as well as greater manufacturing efficiencies resulting from higher shop utilization rates, recent capital additions, past restructuring actions, and on-going continuous improvement programs. The F&M Business' gross margin percentage increased 6.6 percentage points to 23.5% due to a sales mix more heavily weighted toward higher margin aftermarket products offset partially by lower shop utilization rates. The lower shop utilization rates resulted from lower production volume following the removal of the deaerator product line from the Knoxville, TN facility. Production volume was also negatively impacted by lower order volume in the military product lines related to the timing of military spending on projects that involve the Company's military products.

         Selling, General and Administrative. Selling, General and Administrative spending increased $1.2 million (14.7%) to $9.5 million from $8.3 million for the comparable period of Fiscal 2000 due to higher commission cost related to the higher Boiler Group selling prices, increased Boiler Group research and development spending, and increased expense associated with performance-based compensation resulting from improved operating results.

         Restructuring. The Company recorded no restructuring costs during the third quarter of Fiscal 2001. By comparison, during the third quarter of Fiscal 2000 the Company recorded a $0.9 million restructuring charge attributable to employee termination payments and related contractual costs.

         Operating Income. For the reasons set forth above, operating income increased $1.6 million to $4.9 million from $3.3 million.

         Other Expense. Other expense for the quarter ended December 31, 2000 was $3.5 million as compared to $3.7 million during the comparable period during Fiscal 2000. Interest expense totaled $3.6 million during the third quarter of Fiscal 2001 as compared to $3.7 million during the comparable period during Fiscal 2000. The decrease in interest expense resulted from lower long term bonds outstanding combined with lower draws on the Company's operating line of credit during third quarter of Fiscal 2001 as compared to the same period during Fiscal 2000.

         Discontinued Operations. During the quarter ended December 31, 2000, the Company experienced a pre-tax gain on its S&I Business of $0.1 million as compared to a pre-tax loss of $0.7 million during the comparable period of Fiscal 2000. The current period gain was credited to the reserve for discontinued operations established by the Company during the fourth quarter of Fiscal 2000. See Note 4 to the Consolidated Financial Statements for further information.

NINE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1999

         Net Sales. Net sales from continuing operations for the nine months ended December 31, 2000 increased $15.9 million (10.5%) to $168.2 million from $152.3 million for the comparable period of Fiscal 2000. Boiler Group revenue grew $19 million (14.0%) due to increased volume of premium firetube boilers, energy recovery systems and steel fabrication offset partially by lower volume of industrial watertube boilers. Net sales from the F&M Business declined $3.1 million (18.8%) due to lower volume from its pharmaceutical, bottled water and military product lines.

         Gross Margin. Gross margin for the nine months ended December 31, 2000 increased $9.9 million (29.3%) to $43.7 million from $33.8 million for the comparable period of Fiscal 2000. The consolidated gross margin percentage increased 3.8 percentage points to 26.0% from 22.2% for the comparable period during Fiscal 2000. The Boiler Group's gross margin increased 3.8 percentage points to 26.7% due to a sales mix favoring higher margin boilers and related equipment combined with improved selling prices as well as greater manufacturing efficiencies resulting from higher shop utilization rates, recent capital additions, past restructuring actions and on-going continuous improvement programs. The F&M Business' gross margin percentage increased 0.8 percentage points to 17.4% from 16.6% primarily due to a sales mix more heavily weighted toward higher margin aftermarket products offset partially by manufacturing disruption associated with the removal of the deaerator product line from its Knoxville, TN facility combined with lower overall production volume at that facility resulting from the aforementioned transfer of the deaerator line. Lower order volume in the bottled water and pharmaceutical product lines was due to a decrease in market activity and an increasingly competitive environment. Lower order volume in military product lines related to the timing of military spending on projects that involve the Company's military products also contributed to lower production volume.

         Selling, General and Administrative. Selling, General, and Administrative spending increased $4.5 million (17.7%) to $29.6 million from $25.1 million for the comparable period during Fiscal 2000. The increase is due primarily to higher commission cost related to the higher Boiler Group sales volume, increased selling prices, and a mix favoring higher margin product, which typically carry higher commission rates, to increased Boiler Group research and development spending, and to increased expense associated with performance-based compensation resulting from improved operating results.

         Restructuring. The Company recorded no restructuring charges during the first nine months of Fiscal 2001. By comparison, during the first nine months of Fiscal 2000, the Company recorded restructuring charges totaling $1.7 million. These charges were attributable to employee termination payments and related contractual and outplacement costs.

         Operating Income. For the reasons set forth above, operating income increased $7.2 million to $14.2 million from $7.0 million.

         Other Expense. Other expense for the nine months ended December 31, 2000 was $10.8 million as compared to $11.2 million during the comparable period during Fiscal 2000. Interest expense totaled $11.1 million and $11.2 million during the first nine months of Fiscal 2001 and Fiscal 2000, respectively.

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

         Discontinued Operations. During the nine months ended December 31, 2000, the Company experienced a pre-tax loss on its S&I Business of $0.9 million as compared to a pre-tax loss of $0.7 million during the comparable period of Fiscal 2000. See Note 4 to the Consolidated Financial Statements for further information.

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

BACKLOG

         The Company's backlog from continuing operations as of December 31, 2000 decreased $5.6 million to $58.1 million from $63.7 million at March 31, 2000. This reduction in backlog during the first three quarters of Fiscal 2001 is largely driven by a reduction in the Boiler Group's backlog due to strong shipment volume during the first and second fiscal quarters of 2001 following unusually high order volume during the fourth fiscal quarter of 2000. That high order volume was related to customer release of orders delayed until after December 31, 1999 associated with concerns regarding the Year 2000 computer issue. The decrease in backlog also reflects an increase in throughput at the Company's manufacturing plants as a result of the improvements in efficiency and productivity. Order volume during the first three quarters of Fiscal 2001 totaled $162.7 million verses $161.9 million during the comparable period of Fiscal 2000.

         During the third quarter of Fiscal 2001, the Company realized a slowdown in orders of firetube boilers, industrial watertube boilers and energy recovery systems resulting from softening market conditions. These declines were offset partially by an increase in fabrication orders reflecting increased demand associated with power generation plant construction. The Company's backlog decreased from $59.3 million at September 30, 2000 to $58.1 million at December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities was $13.5 million during the nine months ended December 31, 2000 as compared to cash used of $10.9 million during the comparable period of Fiscal 2000. The increase of $24.4 million is attributable to improved operating results as well as improved accounts receivable and inventory management, an increase in interest payable due to the timing of interest payments, and increased income taxes payable and accrued performance based pay attributable to improved operating results.

         Cash used in investing activities was $1.7 million during the period as compared to cash used of $.4 million during the comparable period of Fiscal 2000. Capital spending during the period totaled $2.7 million whereas capital spending during the comparable period of Fiscal 2000 totaled $4.1 million. During the second quarter of Fiscal 2001, the Company received net proceeds of $1.0 million related to the disposal of a portion of the S&I Business. During the first nine months of Fiscal 2000, the Company also received proceeds of $1.2 million related to the sale of its vacant manufacturing facility in Lebanon, PA and $2.2 million related to the settlement of a note receivable associated with the acquisition of National Dynamics Corporation's assets that occurred in June 1998.

         Cash used in financing activities was $2.8 million during the period as compared to cash provided of $7.4 million during the comparable period of Fiscal 2000. Fiscal 2001 activity included $.5 million related to net repayments on the Company's revolving credit facility, $1.5 million related to the repurchase of Notes, and $.8 million related to the redemption of Series A Preferred Stock. Fiscal 2000 activity included $7.5 million provided by short term borrowings.

BORROWING AVAILABILITY AND LIMITATIONS.

         The Company has a $45.0 million revolving credit facility that is secured by substantially all assets of the Company. Under the revolving credit facility, the Company is required to comply with covenants included in the agreement as amended. These covenants include a requirement to maintain a specified level of consolidated tangible net worth, a specified fixed charge coverage ratio, and a specified senior funded debt to consolidated EBITDA ratio. As of December 31, 2000, under the amended revolving credit facility, the Company was eligible to borrow $40.7 million, had no borrowings against the facility, and had $16.3 million of cash and cash equivalents. As of February 9, 2001, under the amended revolving credit facility, the Company was eligible to borrow $41.4 million, had no borrowings against the facility, and had $15.1 million of cash and cash equivalents. The Company intends to fund future working capital, capital expenditures and debt service requirements through cash flows generated from operating activities and, when necessary, from borrowings under the revolving credit facility.

         At December 31, 2000, the Company had $123 million of 11 1/4% Senior Subordinated Notes (the "Notes") outstanding under an Indenture dated June 23, 1998 (the "Indenture"). The Company is able to incur additional debt, provided that the Company satisfies certain requirements identified in the Indenture. The Company's ability to incur such additional indebtedness, however, is limited by covenants included in the Company's revolving credit facility.

         In January 2001, the Company funded $7.0 million of interest due under the Indenture out of its cash reserves. The Company expects no further cash needs for debt service under the Indenture during the remainder of Fiscal 2001. When the Notes mature in 2008, the Company will be obligated to repay $123 million to the holders of the Notes. During Fiscal 2002, the Company is subject to the mandatory redemption of the remaining $1 million of its outstanding Series A Preferred Stock.

         The Company believes that its manufacturing facilities and computer software and hardware are generally adequate to meet projected needs. During Fiscal 2001, the Company expects to make approximately $4.0 million of capital expenditures to be spent primarily at its manufacturing facilities on projects and equipment designed to improve quality and efficiency. During the first nine months of Fiscal 2001, the Company's capital spending totaled $2.7 million.

         Management believes that its existing cash resources, cash generated from operating activities, and its borrowing availability under the revolving credit facility will be adequate to cover the Company's working capital, debt service and capital expenditure requirements on a short and long term basis.

         At December 31, 2000, the Company had no material market risk exposure (e.g., interest rate risk, foreign currency exchange rate risk or commodity price risk).

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

LEGAL PROCEEDINGS

         The Company has been named as one of many defendants in numerous lawsuits alleging personal injury arising from exposure to asbestos-containing materials contained in certain boilers manufactured by the Company many years ago. To date, the Company has disposed of approximately 3,400 lawsuits of this nature which included at least 27,000 plaintiffs, including the settlement during Fiscal 2001 of several lawsuits which included over 1,000 plaintiffs each. In the vast majority of the closed cases, neither the Company nor its insurers have made payments to the plaintiffs. The Company has not admitted liability or been found liable for the plaintiffs' injuries in any case.

         Currently, there are at least 13,500 lawsuits pending against the Company which include at least 48,500 plaintiffs. This represents an increase of more than 2,000 lawsuits and more than 7,000 plaintiffs from the quantities the Company reported in its Annual Report filed on Form 10K for the fiscal year ended March 31, 2000. While the Company intends to continue to work to dispose of these lawsuits, the number of cases filed and the number of plaintiffs per case have continued to increase, and the Company expects that additional lawsuits will be filed in the future. The Company believes that substantially all of the pending lawsuits are without merit. The Company will continue to vigorously defend itself in the open cases which, in some instances, may not be resolved for several years.

         Various factors preclude certainty in the determination of the Company's total potential cost to resolve the open cases or cases that may be filed against the Company in the future. For example, pleadings generally do not specify the amount of damages sought, and the Company is typically only one of many defendants initially named. Additionally, bankruptcy filings of other companies with asbestos-related litigation could affect the Company's asbestos-related costs over time. These matters make it difficult to determine the Company's proportionate share or amount of liability, if any, in these cases with certainty. However, based on its historical experience, the Company continues to believe that its insurance coverage should be adequate to cover future costs in these cases. The Company is continuing to monitor this situation and is undertaking appropriate actions to assess the potential impact of future cases on the Company. Although Aqua-Chem believes the costs associated with these matters will not have a material adverse effect on its results of operations or financial condition, there can be no assurance to this effect.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

         All statements, trend analysis and other information contained in this report relative to markets for the Company's products and trends in the Company's operations or financial results, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend" and other similar expressions, constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results to be materially different from those contemplated by the forward-looking statements. Such factors include general economic conditions, the cyclical nature of its business, its customers' access to credit, political uncertainty and civil unrest in various areas of the world, pricing, product initiatives and other actions taken by competitors, disruptions in production capacity, excess inventory levels, the effect of changes in laws and regulations (including government subsidies and international trade regulations), technological difficulties, changes in environmental laws, the outcome of asbestos-related litigation, and employee and labor relations.

                                     PART II

                                OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      The Company is filing no exhibits with the Form 10Q.

(b) The Company filed no reports on Form 8-K during the quarter ended December 31, 2000.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934,the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  AQUA-CHEM, INC. (Registrant)


Date: February 14, 2001                           By: /s/ James A. Kettinger
                                                      --------------------------
                                                      James A. Kettinger
                                                      Senior Vice President and
                                                      Chief Financial Officer